Form 10-Q
period 2012-09-30
Alliance Media Group Holdings, Inc.
filed 2012-11-16
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2012

Commission File Number: 333-181633

ALLIANCE MEDIA GROUP HOLDINGS, INC.

______________________________________________________

(Exact name of registrant as specified in its charter)

Nevada	45-4944960
___________________________________	_________________________________
(State of organization)	(I.R.S. Employer Identification No.)

400 N Congress Avenue Suite 130

West Palm Beach, FL 33401

________________________________________

(Address of principal executive offices)

(888) 607-3555

_______________________________________________

Registrant’s telephone number, including area code

______________________________________________

Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act  during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 19,395,000 shares of common stock outstanding as of November 13, 2012.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.

INTERIM FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 1A

RISK FACTORS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

BALANCE SHEETS

	September 30, 2012	April 30, 2012

ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$ 2,920	$ 10,000

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$ 2,920	$ 10,000

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued interest	$ 1,885	$ -
Convertible Debt	80,000	-

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$ 81,885	$ -

STOCKHOLDER’S EQUITY (DEFICIENCY):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 19,265,000 and 19,395,000 shares issued and outstanding at April 30, 2012 and September 30, 2012, respectively	19,395	19,265
Additional paid-in capital	39,680	38,385
Deficit accumulated during the development stage	(119,040)	(28,650)

Stock Subscription Receivable	(19,000)	(19,000)

TOTAL STOCKHOLDER’S EQUITY (DEFICIENCY)	(78,965)	10,000

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	$ 2,920	$ 10,000

See notes to unaudited financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

(A Development Stage Company)

Statements of Operations
(Unaudited)

	Three Mos. Ended September 30, 2012 (*)	March 28, 2012 (Inception) through September 30, 2012 (**)

Revenues	$-	$ -

Operating Expenses	77,920	117,155

Interest expense	1,885	1,885

Net Loss	$(79,805)	$ (119,040)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)

Weighted average number of common shares outstanding	19,395,000

  (*) No comparable period the prior year

(**) Partial year from March 28, 2012 (Date of Inception) to September 30, 2012

See notes to financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months ended September 30, 2012 (*)	For the Cumulative Period from Inception (March 28, 2012) through September 30, 2012 (**)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(79,805)	$(119,040)
Increase in Accrued interest	1,885	1,885
Net cash used by operating activities	(77,920)	(117,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	58,950
Less Stock Subscription receivable	-	(19,000)
Proceeds from Convertible Debt	80,000	80,000
Additional paid-in capital	125	125
Net cash provided by financing activities	80,125	120,075

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,205	2,920

Cash and cash equivalents at beginning of period	715	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,920	$2,920

CASH PAID DURING PERIOD:
Income Taxes	-	-
Interest Expense	-	-

Total	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of Common Stock	-	29,950
Stock Subscription Receivable	-	19,000

Total	-	48,950

(*) No comparable period the prior year

(**) Partial year from March 28, 2012 (Date of Inception) to September 30, 2012

See notes to unaudited financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1     -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information set forth in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto for the period ended April 30, 2012 included in the Form S-1 (Fourth Amendment) filed by the Company on October 4, 2012.

(a)

Organization and Business:

Alliance Media Group Holdings, Inc. (“the Company”) was incorporated in the state of Nevada on March 28, 2012 for the purpose of engaging in the commercial production, distribution and exploitation of motion pictures and other entertainment products including but not limited to animation, television, live events, commercial retail and destination property’s as well as other entertainment related enterprises such as theme parks and theme restaurants and destinations. The Company is currently in the development stage.  All activities of the Company to date relate to its organization, initial funding, share issuances and regulatory compliance.

(b)

Basis of Presentation

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a December 31 year-end.

(c)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has engaged in only development stage activities since inception (March 28, 2012) through September 30, 2012.  At September 30, 2012 the Company had approximately $2,920 in cash and no other assets and total liabilities of $81,885.  The Company expects to incur significant additional liabilities in connection with its start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 at a minimum.  As a result, the report of our independent registered public accounting firm on our financial statements for the period ended April 30, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

(d)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1     -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T):

(e)

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2012.

(f)

Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

(g)

Profit (Loss) per Common Share:

Basic profit (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments for this reporting period.

(h)

Fair Value of Financial Instruments:

The carrying value of cash equivalents approximates fair value due to the short period of time to maturity.

NOTE 2     -      CAPITAL STOCK:

The total number of shares of capital stock which the Company has authority to issue is one hundred million (100,000,000), all comprising shares designated as common stock at $.001 par value (the “Common Stock”). As of September 30, 2012, the Company had 19,395,000 shares of Common Stock issued and outstanding. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On April 2, 2012, the Registrant sold an aggregate of 15,000,000 shares of Company Common Stock to its founders, Daniel de Liege (5,000,000 shares), Mark W. Koch (5,000,000 shares) and Johan Sturm (5,000,000 shares) for an aggregate investment of $15,000.  Payment for these shares was booked as a stock subscription receivable. The Registrant sold these shares of Common Stock under an exemption from registration provided by Section 4(2) of the Securities Act.

On April 9, 2012, the Registrant sold an aggregate of 400,000 shares of Company Common Stock to four of the Company’s newly appointed directors for an aggregate investment of $4,000.00. Payment for these shares was booked as a stock subscription receivable. The Registrant sold these shares of Common Stock under an exemption from registration provided by Section 4(2) of the Securities Act.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2     -      CAPITAL STOCK (CON’T):

Also on April 9, 2012, the Registrant sold an aggregate of 865,000 shares of Company Common stock to ten (10) consultants who had provided services in connection with the conceptualization of the Company and the development of the Company’s Business Plan. The shares were valued at $0.01 per shares and the Company recognized an aggregate expense of $8,650 on account of such share issuances. There were no written agreements with any of the consultants.

Also on April 9, 2012, the Registrant sold an aggregate of 2,000,000 shares of Company Common stock to three (3) persons who had been instrumental in the development of the concepts behind the Company’s Business Plan and who continue to be critical to the implementation of the same. The shares were valued at $0.01 per shares and the Company recognized an aggregate expense of $20,000 on account of such share issuances. There were no written agreements with any of these persons.

On April 30, 2012, the Company completed a private offering of 1,000,000 shares to 29 investors at $0.01 per share for an aggregate investment of $10,000.  The Registrant sold these shares of Common Stock under an exemption from registration provided by Regulation D (Rule 506) issued pursuant to the Securities Act.

On May 4, 2012, the Company sold an aggregate of 130,000 shares of Company Common stock to two (2) consultants who had provided services in connection with the conceptualization of the Company and the development of the Company’s Business Plan. The shares were valued at $0.01 per shares and the Company recognized an aggregate expense of $1,300 on account of such share issuances. There were no written agreements with any of these consultants.

NOTE 3     -      CONVERTIBLE DEBT

On July 6, 2012, the Company entered into a Convertible Debenture with W. Evan Tullos with a face amount of $50,000 due and payable on or before July 1, 2013.  The Convertible Debenture accrues interest at a rate of ten percent (10%) per annum and is convertible into the Company’s Common Stock in whole or in part at the option of the holder at a conversion rate of $.12 per share. The Convertible Debenture will automatically convert into Company Common Stock at the conversion rate in the event shares of Company Common Stock trade at a price of $1.00 or more for thirty (30) consecutive trading days; in the event of a Qualified Sale (as defined in the Convertible Debenture); in the event of a merger where shareholders prior to the merger hold less than 50% of the voting power with respect to Company Common Stock following the merger; and upon the completion by the Company of an underwritten initial public offering of the Company’s Common Stock with gross proceeds of at least $5,000,000.

On July 31, 2012, the Company entered into a Convertible Debenture with Jena Waldron with a face amount of $30,000 due and payable on or before July 31, 2013.  The Convertible Debenture accrues interest at a rate of ten percent (10%) per annum and is convertible into the Company’s Common Stock in whole or in part at the option of the holder at a conversion rate of $.12 per share. The Convertible Debenture will automatically convert into Company Common Stock at the conversion rate in the event shares of Company Common Stock trade at a price of $1.00 or more for thirty (30) consecutive trading days; in the event of a Qualified Sale (as defined in the Convertible Debenture); in the event of a merger where shareholders prior to the merger hold less than 50% of the voting power with respect to Company Common Stock following the merger; and upon the completion by the Company of an underwritten initial public offering of the Company’s Common Stock with gross proceeds of at least $5,000,000.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4     -      RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE 5     -      SCREENPLAY OPTION

On July 12, 2012, the Company paid a non-refundable option payment of $30,000 against an option price of $300,000 to obtain an option on the screenplay “Our Father” from Prelude Pictures for a period expiring December 31, 2017. If the Company fully exercises the option, it will be responsible for an additional Producer Fee of $150,000 payable to Prelude Pictures. The Company has booked the initial $30,000 payment as general and administrative expense as it is non-refundable.

NOTE 6     -      SUBSEQUENT EVENTS

The company has evaluated all subsequent events through the date the financial statements were available to be issued, and no additional items were noted that need to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Business Overview

From inception (March 28, 2012), Alliance Media Group Holdings, Inc. (the “Company”) was organized as a vehicle to engage in the commercial production, distribution and exploitation of Motion Pictures and other Entertainment products including but not limited to animation, television, live events, commercial retail and destination property’s as well as other entertainment related enterprises such as theme parks and theme restaurants and destinations. As of the date of this prospectus, the Company has yet to engage in any meaningful business activities and is an early development stage company.

The Company has not generated any revenues to date and has incurred operating losses. Any investment in the Company’s shares involves a high degree of risk. Our independent registered public accountant has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The Company has generated net losses of $28,650 and $87,155 for the periods ended April 30, 2012 (audited) and September 30, 2012 (unaudited), respectively.

Plan of Operation

The Company’s goal is to create motion pictures and to fully exploit the Films and the Ancillary Rights through several avenues, including theatrical release, cable television, home viewing versions (DVD, VHS) and the Internet. The Company intends to achieve growth through both acquisition and internally generated business. The Company intends to promote the Films utilizing industry marketing efforts such as advance publicity and utilizing recent technological advances through the Internet as well as a target-specific marketing campaigns.  The Company intends to establish a website and to explore possibilities including publicizing the Company on, and allowing audiences to download trailers, highlights, clips, script excerpts and/or artwork from such website. The Company’s Officers and consultants have experience in feature film production, distribution and promotions, including target-specific marketing efforts.

On July 12, 2012, the Company paid a non-refundable option payment of $30,000 against an option price of $300,000 to obtain an option on the screenplay “Our Father” from Prelude Pictures for a period expiring December 31, 2017. If the Company fully exercises the option, it will be responsible for an additional Producer Fee of $150,000 payable to Prelude Pictures. The Company has booked the initial $30,000 payment general and administrative expense as it is non-refundable.

The Company currently has under consideration a number of other potential film productions and opportunities to distribute films which are either in process or are in the planning stages. The Company is also reviewing and considering several opportunities to distribute productions which are either under production or have completed production by third parties. At this time, the Company has yet to enter into any specific commitments. It is the Company’s goal to enter into at least one specific production commitment prior to the end of calendar 2012. Notwithstanding, the Company is not able to state any specific milestones until it has undertaken at least its first production. While the Company expects that its initial productions will be financed on a project-by-project basis, the Company believes that it will be able to attract additional equity or debt financing on a corporate level once it has projects which are in a committed status based on the value of such projects. The Company believes that it will not be able to undertake any production projects without obtaining both film project finance and additional funding at the corporate level. At this time, the Company has no commitments for any additional project or corporate finance. As a result, the Company’s first milestone will be to make specific commitments to specific film productions. Notwithstanding, there are no guarantees that the Company will ever be able to raise any additional funding on either a project finance or corporate level and it has no present commitments to provide any such finance.

Initial Capital Formation

On April 2, 2012, the Registrant sold an aggregate of 15,000,000 shares of Company Common Stock to its founders, Daniel de Liege (5,000,000 shares), Mark W. Koch (5,000,000 shares) and Johan Sturm (5,000,000 shares) for an aggregate investment of $15,000.  Payment for these shares was booked as a stock subscription receivable. The Registrant sold these shares of Common Stock under an exemption from registration provided by Section 4(2) of the Securities Act.

On April 9, 2012, the Registrant sold an aggregate of 400,000 shares of Company Common Stock to four of the Company’s newly appointed directors for an aggregate investment of $4,000.00. Payment for these shares was booked as a stock subscription receivable. The Registrant sold these shares of Common Stock under an exemption from registration provided by Section 4(2) of the Securities Act.

Also on April 9, 2012, the Registrant sold an aggregate of 865,000 shares of Company Common stock to ten (10) consultants who had provided services in connection with the conceptualization of the Company and the development of the Company’s Business Plan. The shares were valued at $0.01 per shares and the Company recognized an aggregate expense of $8,650 on account of such share issuances. There were no written agreements with any of the consultants.

Also on April 9, 2012, the Registrant sold an aggregate of 2,000,000 shares of Company Common stock to three (3) persons who had been instrumental in the development of the concepts behind the Company’s Business Plan and who continue to be critical to the implementation of the same. The shares were valued at $0.01 per shares and the Company recognized an aggregate expense of $20,000 on account of such share issuances. There were no written agreements with any of these persons.

On April 30, 2012, the Company completed a private offering of 1,000,000 shares to 29 investors at $0.01 per share for an aggregate investment of $10,000.  The Registrant sold these shares of Common Stock under an exemption from registration provided by Regulation D (Rule 506) issued pursuant to the Securities Act.

On May 4, 2012, the Company sold an aggregate of 130,000 shares of Company Common stock to two (2) consultants who had provided services in connection with the conceptualization of the Company and the development of the Company’s Business Plan. The shares were valued at $0.01 per shares and the Company recognized an aggregate expense of $1,300 on account of such share issuances. There were no written agreements with any of these consultants.

On July 6, 2012, the Company issued a Convertible Debenture in the face amount of $50,000 to W. Evan Tullos. The Debenture indebtedness is due and payable on July 1, 2013 and bears interest at a rate of ten percent (10%) per annum, payable at maturity. The face amount of the Debenture is convertible at the option of the holder into shares of the Company’s common stock at a conversion rate of $0.12 per share or is subject to automatic conversion at the same conversion rate in the event the Company’s common stock trades at a price in excess of $1.00 per share in excess of thirty (30) consecutive trading days. A copy of the Debenture is attached as Exhibit 10.1 and is incorporated herein by this reference.

On July 31, 2012, the Company issued a Convertible Debenture in the face amount of $30,000 to Jena Waldron. The Debenture indebtedness is due and payable on July 31, 2013 and bears interest at a rate of ten percent (10%) per annum, payable at maturity. The face amount of the Debenture is convertible at the option of the holder into shares of the Company’s common stock at a conversion rate of $0.12 per share or is subject to automatic conversion at the same conversion rate in the event the Company’s common stock trades at a price in excess of $1.00 per share in excess of thirty (30) consecutive trading days. A copy of the Debenture is attached as Exhibit 10.2 and is incorporated herein by this reference.

Going Concern

We have engaged primarily in development stage activities since inception through September 30, 2012.  At September 30, 2012 we had approximately $2,920 in cash and no other assets and total liabilities of $81,885. The Company expects to incur significant liabilities in connection with its start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 at a minimum.  As a result, the report of our independent registered public accounting firm on our financial statements for the period ended April 30, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

Results of Operations

Results of Operations for the period ended April 30, 2012

Alliance Media Group Holdings, Inc. was incorporated on March 28, 2012, and as such had no meaningful results of operations for the period ended April 30, 2012.

During the period from inception (March 28, 2012) to April 30, 2012, we had no revenues and have incurred start-up expenses of approximately $28,650. We will incur significant additional expenses in connection with our start-up which have yet to be recognized which are estimated to exceed an additional $50,000. These expenses will principally comprise professional and legal fees and other costs related to the start-up and organization of our business and raising initial capital for the Company.

Results of Operations for the three months ended September 30, 2012

For the three-month period ended September 30, 2012, we had no revenues and have incurred start-up and operating expenses of approximately $77,920 and interest expense of $1,885. We will incur significant additional expenses in connection with our start-up which have yet to be recognized which are estimated to exceed an additional $50,000. These expenses will principally comprise professional and legal fees and other costs related to the start-up and organization of our business and raising initial capital for the Company. There is no comparable period in 2011.

Liquidity and Capital Resources

At this time, we have very limited liquidity and capital resources. To continue funding the Company’s operations, we will clearly require additional funding for ongoing operations and to finance such film projects it may identify. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Our near term financing requirement (less than 12 months), is anticipated to be approximately $1,250,000, which includes a monthly overhead burn rate of $3,650, repayment of convertible debentures totaling $80,000, public reporting costs and the remainder allocated to the production of the Company’s first film. Of this amount, the Company will need approximately $50,000 prior to December 31, 2012 and an additional approximately $150,000 immediately after January 1, 2013. The remaining near term financing requirement must fund at or prior to the beginning of the production of the Company’s first film.

Beyond our near term financing requirement (more than 12 months), we will need an additional approximately $5,000,000 to implement the Company’s plan of operations. Of this amount, we anticipate that we will need approximately $2,000,000 of the total amount required in the third quarter of 2013 with the remainder coming needed in early 2014.

The foregoing represents the Company’s best estimates as of the date of this Report and may materially vary based upon actual experience.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to suspend its operations and reevaluate and revise its plan of operations.

Critical Accounting Policies

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on executive compensation.

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1), which allows us to delay adoption of new or revised accounting standards that have different effective dates for public and private until those standards apply to private companies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed, we have not sold any of our securities in a private placement transaction or otherwise since the Company’s date of inception.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

Date: November 14, 2012	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege
Director, CEO, President and Secretary (Principal Executive Officer)
Date: November 14, 2012	By:	/s/ Frank Gutta
_____________________________ Frank Gutta
Director, CFO, and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document