Form 10-K
period 2012-12-31
Alliance Media Group Holdings, Inc.
filed 2013-04-01
CIK 1549145

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  333-181633

ALLIANCE MEDIA GROUP HOLDINGS, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	45-4944960
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

400 N. Congress Avenue, Suite 130
West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (888) 607-3555

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 25, 2013):  19,395,000

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Alliance Media Group Holdings, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.

BUSINESS.

Background

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

The Company has not generated any revenues to date and has incurred operating losses. Any investment in the shares offered herein involves a high degree of risk. Our independent registered public accountant has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The Company has generated a net loss of $105,010 for the period from inception (March 28, 2012) through December 31, 2012.

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

The Company currently has under consideration a number of potential film productions and opportunities to distribute films which are either in process or are in the planning stages. The Company is also reviewing and considering several opportunities to distribute productions which are either under production or have completed production by third parties.  At this time, the Company has yet to enter into any specific commitments. On July 12, 2012, the Company paid a non-refundable option payment of $30,000 against an option price of $300,000 to obtain an option on the screenplay “Our Father” from Prelude Pictures for a period expiring December 31, 2017. If the Company fully exercises the option, it will be responsible for an additional Producer Fee of $150,000 payable to Prelude Pictures. The Company has booked the initial $30,000 payment as a prepaid expense. Notwithstanding, the Company is not able to state any specific milestones until it has undertaken at least its first production. While the Company expects that its initial productions will be financed on a project-by-project basis, the Company believes that it will be able to attract additional equity or debt financing on a corporate level once it has projects which are in a committed status based on the value of such projects. The Company believes that it will not be able to undertake any production projects without obtaining both film project finance and additional funding at the corporate level. At this time, the Company has no commitments for any additional project or corporate finance. As a result, the Company’s first milestone will be to make specific commitments to specific film productions. Once these commitments are in hand, the Company will proceed to assemble financing in the manner set forth below (see INDEPENDENT MOTION PICTURE INDUSTRY OVERVIEW, below). Notwithstanding, there are no guarantees that the Company will ever be able to raise any additional funding on either a project finance or corporate level and it has no present commitments to provide any such finance.

INDEPENDENT MOTION PICTURE INDUSTRY OVERVIEW

General

Independent Motion Pictures are differentiated from the typical theatrical production which is made with the backing and support of a major film studio. These major productions are largely financed from inception by the major studios which also retain the bulk of the distribution rights for the film. These films tend to have larger budgets (generally over $10 million). Independent Motion Pictures are often produced initially without the backing of a major studio and are financed using a combination of investor funding, the sale of territorial or distribution channel distribution rights and loans (which are often collateralized by the proceeds of the sale of distribution rights. Independent Motion Picture Producers may often obtain the services of name talent by providing them a percentage ownership participation in the production in lieu of cash salary. Finally, Independent Motion Picture producers often take advantage of government incentive programs (such as those provided by Canada and France) which will provide funding based on the inclusion of local content in the film. Many of these are co-productions with production companies which have been established in the markets providing incentives which facilitate arranging for financing in those markets.

The manner in which Independent Motion Pictures are financed, produced and marketed greatly depends on factors such as genre, budget, star power, location and target market or audience. The Company believes that the management and board of directors have experience in marketing, advertising and promoting films of a significant cross-section of genres.

Essentially, there are three ways that an independent film is financed; 1) private investment; 2) mixture of private investment and domestic and foreign financial incentive programs and 3) pre-sale of certain distribution rights (i.e. foreign territories, video on demand, cable TV, etc.) then using those pre-sale contracts as collateral to secure bank or institutional financing. The financial of a production may include any or all of the above sources of financing. Each film project is evaluated on its own merits and a decision is made by the producers as to which the financing strategy which is most suitable for the particular film.

Once the financing structure has been determined and implemented, the producer will then commence the process of making the picture. During the production of the film the producers may also start the marketing, promotion and distribution efforts of the film. Each film is treated as an individual project during this phase. The various genres of film are promoted and marketed differently however the process is basically the same. The producers identify the target market; develop relationships with relevant retailers, TV networks, merchandisers and other specific groups and then begin pre-promoting the picture through these groups. Social media and web presence is created and exploited.

Throughout the production process, the producers engage in negotiations with foreign and domestic distributors and sales agents. Depending on the financial requirements of the production, the producers will pre-sell distribution in specific geographic markets and with respect to specific avenues of distribution (such as cable, pay-per-view and the like). The producers will retain certain distribution rights for their own benefit.

Once the film production is complete, it may be exhibited at various film markets throughout the world where it will obtain broad exposure to independent film distributors who might have an interest in purchasing additional distribution rights with respect to the film. At the release date(s) for the film, it will be delivered in final form to the various distributors and sales agents around the globe for exhibition to audiences. At this point a third party collection company tracks the revenues and receipts and collects the sales from the various distributors and sales agents and administers the sales and distribution agreements according to their terms, which generally provide for an allocation of revenues between the parties.

Film Production Process.

A film project goes through six (6) stages before it is ready for release. Combined, these stages can take approximately from one and a half to three years or more to complete. The stages are:

1) development	4) post-production
2) pre-production	5) distribution
3) principal photography	6) exhibition

Development. During the development stage, the executive producer and/or production company create or acquire the theatrical motion picture rights to a property. The production company then finances the cost of the screenplay creation and revision to the point where it is determined whether the project has sufficient merit to pursue.

If the decision is made to proceed with the film, the creation of a comprehensive budget and shooting schedule is commissioned. With a dollar figure established, the production entity then takes those steps necessary to acquire or have committed adequate funding to finance the production of the film. A distribution commitment may be sought during development, although many independent films are often developed and even produced before such a commitment is finalized. In order to facilitate the attractiveness of the film to potential sources of funding, some financial commitments to actors may be made during the development stage that guarantee the payment of a specific fee, even if the film does not get made.

Pre-Production. Once the financing has been arranged or committed, the film is ready for pre-production. During this phase, a completion bond is secured, a director is retained, locations and production facilities are secured, casting is completed, and the shooting schedule is planned. Script polishing is also completed during this phase. The pre-production phase of a film usually takes approximately two to four months.

Principal Photography. The actual “shooting” of the film can commence with the completion of pre-production. Principal photography generally lasts from approximately six to fourteen weeks, and could be a longer period for larger budget productions.

Post-Production. Post-Production may commence prior to the completion of principal photography and normally encompassing approximately three to six months. Post-Production includes editing, scoring, voice-over dialogue and other elements which are added following the completion of Principal Photography. During this phase, the director and producer make the agreed cuts, rearrangements or other changes in the raw film footage, and the necessary dialogue, music, sound effects, optical effects, and special effects are added. The result of this effort is the “completed negative” from which release prints are made for release and distribution.

Distribution. In today’s entertainment marketplace, the neighborhood movie theater is only the first link in a feature film’s distribution chain. Many productions are never theatrically released and go directly to other forms of distribution. Regardless of the exposure on initial release, films generally continue generating revenues for many years as they move through additional distribution channels. The Company does not sell its films. It rents or licenses them for specific uses and time periods, while retaining ownership of the underlying rights. In certain instances, the Company may license the distribution rights for specified markets. A typical distribution sequence is described below. Actual release patterns for films are individually tailored, and a film can be in more than one market at a time.

Marketing

The Company intends to rely on a variety of marketing tools, including those which are generally available for independent film exploitation and tools directly developed by the Company. Each production has its own “target audience”. The target audience for a particular production may be defined by age, sex, socio-economic status, geography, religious or cultural orientation. This is largely determined by the subject matter of the production. There are many marketing organizations within the film industry which specialize in the definition of target markets for a production and structuring of marketing and sales programs which best reach the specific targeted market. These organizations develop specific marketing and sales programs which enable the distributors to obtain the maximum impact for the amount spent. Many times, this may include joint marketing efforts with other entities or products which are similarly targeting the same market.

The responsibility for advertising and promoting a film once it is placed in the hands of distributors generally rests in the hands of the distributors and is considered a part of their cost of distribution. While the production company may be responsible for the cost of film prints. The production company is rarely responsible for the costs of distribution.

Within the motion picture industry there are several check and balances that are utilized industry-wide to ensure, to the extent possible, that licensed organizations are performing and reporting properly. Third party collection firms are often used to audit and track sales, distribution agreements that specifically address these issues are put in place. This is rarely undertaken directly by the film production company.

Unions

While the motion picture industry is highly unionized, the Company intends to produce both Union and non-Union pictures. Lower budget films (such as many the Company intends to produce) may be produced on a non-Union basis, which may limit certain distribution channels available for the film. Notwithstanding, there are actors, craft members and distribution companies and exhibitors which will work with non-Union productions. When producing a Union film, the costs of the production are increased significantly and there is always a risk of a labor dispute within the any of the unions and studios involved in the production, which could result in a work stoppage. This is a general risk which affects the entire industry and not the Company specifically. While work stoppages are rare within the film industry, they have occurred. The Company cannot specifically estimate the direct or indirect cost of any particular work stoppage.

Government Regulation

Other than the necessity to obtain licenses to film in a particular location from the governmental body which has jurisdiction over that location, the Company is not aware of any particular regulations which target the film industry specifically. Many local governmental bodies will also impose fees to film in the location and may also pass on the cost of providing law enforcement production while filming and may impose certain labor laws and time restrictions. Film production companies are subject to the same laws, rules and regulations which affect the conduct of business generally, including but not limited to intellectual property protection and environmental concerns. The Company intends to continue to retain qualified counsel in each jurisdiction where it operates to ensure that it is in compliance with all applicable laws, rules and regulations. Notwithstanding, there is no guaranty that the Company may not, from time to time, inadvertently engage in activities which may violate some law, rule or regulation. A significant part of the Company’s evaluation of locations to film its productions is the legal and regulatory environment with respect to motion picture production in that jurisdiction as some locations are considerably more production-friendly than others. On the positive side, some locations may even provide incentives to produce films in those locations.

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

On July 6, 2012, the Company issued a Convertible Debenture in the face amount of $50,000 to W. Evan Tullos. The Debenture indebtedness is due and payable on July 6, 2013 and bears interest at a rate of ten percent (10%) per annum, payable at maturity. The face amount of the Debenture is convertible at the option of the holder into shares of the Company’s common stock at a conversion rate of $0.12 per share or is subject to automatic conversion at the same conversion rate in the event the Company’s common stock trades at a price in excess of $1.00 per share in excess of thirty (30) consecutive trading days.

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

As of December 31, 201, the Company had only $4 cash on hand and anticipates a monthly “burn rate” of approximately $3,650.00 for overhead until the Company commences actual operations. Such expenses comprise the following approximate amounts:

Office Rent	$1,600
Phone:	$335
Utilities:	$300
Office Supplies	$250
Travel:	$1,000
Data Services:	$150

Without raising additional funds, we will not be able to commence operations. In addition, we are additionally incurring public company reporting costs of approximately $25,000 per year or $6,250 per quarter.   To fund the Company’s ongoing operating expenses, the Company will clearly require additional funding for ongoing operations and to finance such film projects it may identify.  There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

No principal of the Company has made and formal or informal arrangement to advance funds to the Company.

Employees

As of December 31, 2012, the Company had no employees.

ITEM 1A.  RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES.

Offices

At this time, the Company maintains its designated office at 400 N Congress Avenue, Suite 130, West Palm Beach Florida 33401. The Company’s telephone number is 888-607-3555. The Company has leased its offices for a period of three years at a rent of $1,600 per month which commenced on August 1, 2012.

ITEM 3.

    LEGAL PROCEEDINGS

As of December 31, 2012, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock has yet to be approved by FINRA to trade on the OTCBB or any other market.  There has never been a quotation for the stock and it has yet to actively trade. Even if the common stock were quoted, there may never be substantial activity in such market, if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

Holders

As of March 25, 2013, we have issued an aggregate of 19,395,000 shares of our common stock to approximately 50 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.  5,910,000 shares of the Company’s common stock were registered under a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 19, 2012.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of December 31, 2012, 15,484,000 of our 19,395,000 issued and outstanding common shares are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.

    SELECTED FINANCIAL DATA

Year Ended	12/31/12*
Revenues	$—
Net (Loss)	$(105,010)
Net (Loss) Per Share, Basic and Diluted	$(0.01)
Weighted Average No. Shares, Basic and Diluted	19,193,480
Stockholders’ (Deficit)	$(55,165)
Total Assets	$30,004
Total Liabilities	$85,169

*Financials reflect the period from inception (March 28, 2012) to December 31, 2012.  There are no financial results for the corresponding period the prior year.

ITEM 7.

     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

The Company has not generated any revenues to date and has incurred operating losses. Our independent registered public accountant has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  The Company has generated a net loss of $105,010 for the period December 31, 2012.

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

The Company currently has under consideration a number of potential film productions and opportunities to distribute films which are either in process or are in the planning stages. The Company is also reviewing and considering several opportunities to distribute productions which are either under production or have completed production by third parties.  At this time, the Company has yet to enter into any specific commitments. On July 12, 2012, the Company paid a non-refundable option payment of $30,000 against an option price of $300,000 to obtain an option on the screenplay “Our Father” from Prelude Pictures for a period expiring December 31, 2017. If the Company fully exercises the option, it will also be responsible for an additional Producer Fee of $150,000 payable to Prelude Pictures. The Company has booked the initial $30,000 payment as a prepaid expense. Notwithstanding, the Company is not able to state any specific milestones until it has undertaken at least its first production. While the Company expects that its initial productions will be financed on a project-by-project basis, the Company believes that it will be able to attract additional equity or debt financing on a corporate level once it has projects which are in a committed status based on the value of such projects. The Company believes that it will not be able to undertake any production projects without obtaining both film project finance and additional funding at the corporate level. At this time, the Company has no commitments for any additional project or corporate finance.

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

Going Concern

We have engaged primarily in development stage activities since inception through December 31, 2012. At December 31, 2012 we had approximately $4 in cash and $30,000 in prepaid expenses and total liabilities of $85,169. The Company expects to incur significant liabilities in connection with its start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 at a minimum. As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

Results of Operations

Results of Operations for the period from inception (March 28, 2012) through December 31, 2012

For the period from inception (March 28, 2012) through December 31, 2012, we had no revenues and have incurred start-up and operating expenses of approximately $101,314 and interest expense of $3,696.  We will incur significant additional expenses in connection with our start-up which have yet to be recognized which are estimated to exceed an additional $50,000. These expenses will principally comprise professional and legal fees and other costs related to the start-up and organization of our business and raising initial capital for the Company. There is no comparable period in 2011.

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

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company.  In that case, the Company may need to suspend its operations and reevaluate and revise its plan of operations

Critical Accounting Policies

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

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the period from inception (March 28, 2012) through December 31, 2012 and the report thereon of Paritz & Co., P.A.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

FINANCIAL STATEMENTS

INDEX

Page Number
INDEPENDENT AUDITORS’ REPORT	F-1
FINANCIAL STATEMENTS:
Balance Sheets at December 31, 2012	F-2
Statement of Operations for the period from inception (March 28, 2012) through December 31, 2012	F-3
Statement of Stockholders’ Deficiency for period the from inception (March 28, 2012) through December 31, 2012	F-4
Statement of Cash Flows for the period from inception (March 28, 2012) through December 31, 2012	F-5
Notes to Financial Statements for period from inception (March 28, 2012) through December 31, 2012	F-6 to F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Alliance Media Group Holdings, Inc

West Palm Beach, FL

We have audited the accompanying balance sheet of Alliance Media Group Holdings, Inc. as of December 31, 2012, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the period from inception (March 28, 2012) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Media Group Holdings, Inc. as of December 31, 2012, and the results of its operations, its cash flows for the period from inception (March 28, 2012) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Alliance Media Group Holdings, Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Paritz & Company, P.A.

Paritz & Company, P.A.

Hackensack, New Jersey

March 25, 2013

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

BALANCE SHEETS

(Audited)

December 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$4
Prepaid Expenses	$30,000

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$30,004

CURRENT LIABILITIES
Accrued Interest	$3,696
Accrued Expenses	1,473
Convertible Debt	80,000

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$85,169

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized; 19,395,000 shares issued and outstanding at December 31, 2012	19,395
Additional paid-in capital	49,450
Deficit accumulated during the development stage	(105,010)

Stock Subscription Receivable	(19,000)

TOTAL STOCKHOLDERS’ DEFICIENCY	(55,165)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$30,004

See notes to financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

(A Development Stage Company)

Statements of Operations

(Audited)

March 28, 2012 (Inception) through December 31, 2012 (*)
Revenues	$—

Operating Expenses	101,314

Interest expense	3,696

Net Loss	$(105,010)

Basic (loss) per share—Basic and Diluted	$(0.01)

Weighted average number of common shares outstanding	19,193,480

  (*) Partial year from March 28, 2012 (Date of Inception) to December 31, 2012; No comparable period the prior year

See notes to financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Audited)

	Common Stock		Additional Paid-in	Accumulated Deficit During the Development	Stock Subscription
	Shares	Amount	Capital	Stage	Receivable	Total
BALANCE AT INCEPTION (MARCH 28, 2012)	—	$—	$—	$—	$—	$—
Issuance of common stock	19,395,000	19,395	39,555	—	—	58,950
Contribution to Additional Paid in Capital	—	—	9,895	—	—	9,895
Net Loss	—	—	—	(105,010)	—	(105,010)
Stock Subscription Receivable	—	—	—	—	(19,000)	(19,000)
BALANCE AT DECEMBER 31, 2012	19,395,000	$19,395	$49,450	$(105,010)	$(19,000)	$(55,165)

See notes to financial statements

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

STATEMENTS OF CASH FLOWS

(Audited)

For the Cumulative Period from Inception (March 28, 2012) through December 31, 2012 (*)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(105,010)
Increase in Prepaid Expenses	(30,000)
Increase in Accrued Expenses	1,473
Increase in Accrued interest	3,696
Net cash used in operating activities	(129,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	39,950
Proceeds from issuance of Convertible Debt	80,000
Contributions to Additional paid-in capital	9,895
Net cash provided by financing activities	129,845

NET INCREASE IN CASH	4

Cash at beginning of period	—

CASH AT END OF PERIOD	$4

CASH PAID DURING PERIOD:
Income Taxes	—
Interest Expense	—

Total	—

(*) Partial year from March 28, 2012 (Date of Inception) to December 31, 2012; No comparable period the prior year

See notes to financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1    -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

(c)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has engaged in only development stage activities since inception (March 28, 2012) through December 31, 2012. At December 31, 2012 the Company had approximately $4 in cash and $30,000 in prepaid expenses and total liabilities of $85,169. The Company expects to incur significant additional liabilities in connection with its start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 at a minimum. As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

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

DECEMBER 31, 2012

NOTE 1    -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T):

(e)

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at December 31, 2012.

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

CAPITAL STOCK:

The total number of shares of capital stock which the Company has authority to issue is one hundred million (100,000,000), all comprising shares designated as common stock at $.001 par value (the “Common Stock”). As of December 31, 2012, the Company had 19,395,000 shares of Common Stock issued and outstanding.  Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.  No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

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

DECEMBER 31, 2012

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

DECEMBER 31, 2012

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

SCREENPLAY OPTION

On July 12, 2012, the Company paid a non-refundable option payment of $30,000 against an option price of $300,000 to obtain an option on the screenplay “Our Father” from Prelude Pictures for a period expiring December 31, 2017.  If the Company fully exercises the option, it will be responsible for an additional Producer Fee of $150,000 payable to Prelude Pictures. The Company has booked the initial $30,000 payment as a prepaid expense.

NOTE 6    -

SUBSEQUENT EVENTS

The company has evaluated all subsequent events through the date the financial statements were available to be issued, and no additional items were noted that need to be disclosed.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2012.

 (b) Management's Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has utilized the framework set forth in the report entitled "Internal Control -- Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting and utilized the additional guidance contained in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.   A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management's Assessment

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

For the year ended December 31, 2012, our management has reassessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Remediation Plan

Given the Company’s limited financial resources and limited business activities, Company Management has determined that there is nothing that the Company can do at this time to remedy the lack of segregation of duties identified above without adding increased staff and overhead.  Management is sensitive to this issue and intends to take appropriate action when the Company’s financial resources permit.  In addition, Management will continue to review and make necessary changes to the overall design of our internal control environment.

 (c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to our directors and executive officers.  Other than these persons, there are no significant employees.

Name	Age	Positions
Daniel de Liege	45	Director, CEO, President, and Secretary
Mark W. Koch	51	Director
Johan Sturm	65	Director
Ron Logan	71	Director
Joseph McNaney	52	Director
Frank Gutta	53	CFO and Treasurer

Daniel de Liege became CEO, President, Secretary and a director of the Company in April 2012. Prior to founding the Company, Mr. de Liege has been the President and CEO of Prelude Pictures since 1997. Prior to that Mr. de Liege was President of 24/7 Entertainment from 1994 until 1997. Mr. de Liege attended Palm Beach State College and is on the Board of Directors of The Timothy Initiative, a not for profit organization.

Mark W. Koch became a director of the Company in April, 2012.  Prior to becoming a director of the Company, Mr. Koch is the Founder and Chairman of Prelude Pictures since 1992.  Prior to that Mr. Koch was the President of Marbi Inc. from 1989 to 1999.  Mr. Koch holds an AA degree from Northwood University.

Johan Sturm became a director of the Company in April, 2012.  Prior to becoming a director of the Company, Mr. Sturm is currently CEO of Animated Family Films since 2005.  Prior to that Mr Sturm was Founder and CEO Eternal Productions from 2000 until present.  Mr. Sturm holds an accounting degree from the University of Witwatersrand in South Africa and has been a real estate developer and entrepreneur since the 1970’s.

Ron Logan became a director of the Company in April, 2012.  Mr Logan is currently an associate Professor at the University of Central Florida.  From 1960 to 2001 Mr. Logan served as the Executive Vice President of the Walt Disney Company.  Mr Logan holds a BA and MA from UCLA.

Joseph McNaney became a director of the Company in April, 2012.  Prior to becoming a director of the Company, Mr McNaney has been the Executive Vice President of Cellmark Paper since 2006.  Prior to that Mr. McNaney had held senior sales and management positions at Hoechst, Champion Paper, Ris Paper and Walters Wilcox and Furlong.  Mr. McNaney graduated from Iona College.

Frank Gutta became Treasurer of the Company in April, 2012.  Prior to becoming Treasurer of the Company, Mr Gutta founded Frank Gutta CPA, PA in 1986.  Mr Gutta holds a BA degree from University of Durban-Westville is a member of the American and Florida institute of Certified Public Accountants.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our entire board of directors handles the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2012, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to. The Code of Ethics does not indicate the consequences of a breach of the code.  If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us since inception (March 28, 2012) through April 30, 2012.  During this period, we had no other executive officer serving as such whose annual compensation exceeded $100,000, and no other individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at April 30, 2012:

No executive compensation of any description was paid by the Company during the subject period.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2012.

Additional Narrative Disclosures

All of our employees, including our executive officers, are employed at will and none of our employees has entered into an employment agreement with us. We do not have any bonus, deferred compensation or retirement plan.

Director Compensation

We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2012, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of Shares	Percentage Owned	Capacity
Daniel de Liege 400 N Congress Avenue Suite 130 West Palm Beach, FL 33401	5,000,000	25.78%	Officer/Director
Mark W. Koch 400 N Congress Avenue Suite 130 West Palm Beach, FL 33401	5,000,000	25.78%	Director
Johan Sturm 400 N Congress Avenue Suite 130 West Palm Beach, FL 33401	5,000,000	25.78%	Director
Joseph McNaney 400 N Congress Avenue Suite 130 West Palm Beach, FL 33401	100,000	*	Director
Ron Logan 400 N Congress Avenue Suite 130 West Palm Beach, FL 33401	100,000	*	Director

Frank Gutta 400 N Congress Avenue Suite 130 West Palm Beach, FL 33401	100,000	*	CFO
Durrell Lincoln Hamilton 7003 River Run Dr Chattanooga, TN 37416	1,000,000	5.16%	5% Holder
All officers and directors as a group (six persons)	15,300,000	78.89%

*  less than one percent (1%)

(1) This table is based upon 19,395,000 issued and outstanding as December 31, 2012.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

None.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

Director Independence

The Company has two (2) “independent” directors (Joseph McNaney and Ron Logan) within the meaning of Nasdaq Marketplace Rule 4200.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2012 and review our interim financial statements for the first, second and third quarters of 2013 will be approximately $4,500. There is no comparable period for the prior year.

AUDIT-RELATED FEES

During the past fiscal year, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal year ended December 31, 2012.

ALL OTHER FEES

During the past fiscal year, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2012, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Paritz & Co., Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of December 31, 2012

•

Statements of Operations for the period from inception (March 28, 2012) through December 31, 2012

•

Statements of Changes in Stockholders’ Equity for the period from inception (March 28, 2012) through December 31, 2012

•

Statements of Cash Flows for the period from inception (March 28, 2012) through December 31, 2012

•

Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.        Identification of Exhibit

31.1.

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Media Group Holdings, Inc.

(Registrant)

By

/s/ Daniel de Liege

Daniel de Liege

Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date

March 25, 2013

By

/s/ Frank Gutta

Frank Gutta

Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date

March 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Daniel de Liege

Daniel de Liege

Chief Executive Officer, President, Secretary and Director

Date

March 25, 2013

By

/s/ Frank Gutta

Frank Gutta

Chief Financial Officer, Treasurer and Director

Date

March 25, 2012

By

/s/ Johan Sturm

Johan Sturm

Director

Date

March 25, 2012

By

/s/ Mark W. Koch

Mark W. Koch

Director

Date

March 25, 2012

By

/s/ Joseph McNaney

Joseph McNaney

Director

Date

March 25, 2012

By

/s/ Ron Logan

Ron Logan

Director

Date

March 25, 2012