Form 10-Q/A
period 2012-09-30
Alliance Media Group Holdings, Inc.
filed 2013-04-05
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

First Amendment

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 19,395,000 shares of common stock outstanding as of November 13, 2012.

EXPLANATORY NOTE

This amended report on Form 10-Q is filed solely for the purpose of correcting the shell company status of the Company. The previously filed From 10-Q report erroneously designated the Company as a shell company (as defined in Rule 12b-2 of the Exchange Act). In fact, the Company was not a shell company at the time the original report was filed and has never been a shell company.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

Date: April 5, 2013	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege
Director, CEO, President and Secretary (Principal Executive Officer)
Date: April 5, 2013	By:	/s/ Frank Gutta
_____________________________ Frank Gutta
Director, CFO, and Treasurer (Principal Financial Officer)