Form 10-Q
period 2013-03-31
Alliance Media Group Holdings, Inc.
filed 2013-05-09
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

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

Common Stock $.001 par value

There were 19,395,000 shares of common stock outstanding as of May 1, 2013.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.

INTERIM FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 1A.

RISK FACTORS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

BALANCE SHEETS

	March 31, 2013	December 31, 2012

ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	$11	$4
Prepaid expenses	$30,000	30,000

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$30,011	$30,004

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued interest	$5,669	$3,696
Accrued expenses	0	1,473
Shareholder loans	8,850	—
Convertible Debt	80,000	80,000

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$94,519	$85,169

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 19,395,000 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	19,395	19,395
Additional paid-in capital	49,450	49,450
Deficit accumulated during the development stage	(124,352)	(105,010)

Stock Subscription Receivable	(9,000)	(19,000)

TOTAL STOCKHOLDERS’ DEFICIENCY	(64,507)	(55,165)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$30,011	$30,014

See notes to unaudited financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Mos. Ended March 31, 2013 (*)	March 28, 2012 (Inception) through March 31, 2013

Revenues	$—	$—

Operating Expenses	17,370	118,684

Interest expense	1,972	5,669

Net Loss	$(19,342)	$(124,352)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)

Weighted average number of common shares outstanding	19,395,000

  (*) No comparable period the prior year

See notes to financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months ended March 31, 2013 (*)	For the Cumulative Period from Inception (March 28, 2012) through March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,342)	$(124,352)
Increase in prepaid expense	—	30,000
Decrease in accounts payable	(1,473)	—
Increase in Accrued interest	1,973	5,669
Net cash used by operating activities	(18,843)	(148,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	10,000	49,950
Proceeds from Convertible Debt	—	80,000
Proceeds from Shareholder loans	8,850	8,850
Additional paid-in capital	—	9,895
Net cash provided by financing activities	18,850	148,695

NET INCREASE IN CASH	7	11

Cash at beginning of period	4	—

CASH AT END OF PERIOD	$11	$11

CASH PAID DURING PERIOD:
Income Taxes	—	—
Interest Expense	—	—

Total	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of Common Stock	—	19,950
Stock Subscription Receivable	—	(19,950)

Total	—	—

(*)  No comparable period the prior year

See notes to unaudited financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information set forth in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2012..

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

(c)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has engaged in only development stage activities since inception (March 28, 2012) through March 31, 2013.  At March 31, 2013, the Company had approximately $11 in cash and $30,000 in prepaid expenses and total liabilities of $94,519.  The Company expects to incur significant additional liabilities in connection with its start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 at a minimum.  As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

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

MARCH 31, 2013

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T):

(e)

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at March 31, 2013.

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

The total number of shares of capital stock which the Company has authority to issue is one hundred million (100,000,000), all comprising shares designated as common stock at $.001 par value (the “Common Stock”). As of March 31, 2013, the Company had 19,395,000 shares of Common Stock issued and outstanding.  Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.  No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On April 2, 2012, the Registrant sold an aggregate of 15,000,000 shares of Company Common Stock to its founders, Daniel de Liege (5,000,000 shares), Mark W. Koch (5,000,000 shares) and Johan Sturm (5,000,000 shares) for an aggregate investment of $15,000.  Payment for these shares was initially booked as a stock subscription receivable, however, the Company received a payment in the amount of $10,000 on the stock subscription receivable on January 10, 2013.

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

MARCH 31, 2013

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

MARCH 31, 2013

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

The Company has not generated any revenues to date and has incurred operating losses. Any investment in the Company’s shares involves a high degree of risk. Our independent registered public accountant has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  The Company has generated net losses of $19,342 and $105,010 for the periods ended March 31, 2013 (unaudited) and December 31, 2012 (audited), respectively.

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

The Company currently has under consideration a number of other potential film productions and opportunities to distribute films which are either in process or are in the planning stages. The Company is also reviewing and considering several opportunities to distribute productions which are either under production or have completed production by third parties. At this time, the Company has yet to enter into any specific commitments. It is the Company’s goal to enter into at least one specific production commitment prior to the end of calendar 2013. Notwithstanding, the Company is not able to state any specific milestones until it has undertaken at least its first production. While the Company expects that its initial productions will be financed on a project-by-project basis, the Company believes that it will be able to attract additional equity or debt financing on a corporate level once it has projects which are in a committed status based on the value of such projects. The Company believes that it will not be able to undertake any production projects without obtaining both film project finance and additional funding at the corporate level. At this time, the Company has no commitments for any additional project or corporate finance. As a result, the Company’s first milestone will be to make specific commitments to specific film productions. Notwithstanding, there are no guarantees that the Company will ever be able to raise any additional funding on either a project finance or corporate level and it has no present commitments to provide any such finance.

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

Going Concern

We have engaged primarily in development stage activities since inception through March 31, 2013.  At March 31, 2013 we had approximately $11 in cash and no other assets and total liabilities of $94,519.  The Company expects to incur significant liabilities in connection with its start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 at a minimum.  As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

Results of Operations

Results of Operations for the three months ended March 31, 2013

For the three-month period ended March 31, 2013, we had no revenues and have incurred start-up and operating expenses of approximately $17,370 and interest expense of $1,873.  We will incur significant additional expenses in connection with our start-up which have yet to be recognized which are estimated to exceed an additional $50,000.  These expenses will principally comprise professional and legal fees and other costs related to the start-up and organization of our business and raising initial capital for the Company.  There is no comparable period in 2012.

Liquidity and Capital Resources

At this time, we have very limited liquidity and capital resources.  To continue funding the Company’s operations, we will clearly require additional funding for ongoing operations and to finance such film projects it may identify.  There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Our near term financing requirement (less than 12 months), is anticipated to be approximately $1,250,000, which includes a monthly overhead burn rate of $3,650, repayment of convertible debentures totaling $80,000, public reporting costs and the remainder allocated to the production of the Company’s first film.  Of this amount, the Company will need approximately $250,000 prior to June 30, 2013.  The remaining near term financing requirement must fund at or prior to the beginning of the production of the Company’s first film.

Beyond our near term financing requirement (more than 12 months), we will need an additional approximately $5,000,000 to implement the Company’s plan of operations.  Of this amount, we anticipate that we will need approximately $2,000,000 of the total amount required by the end of fiscal year 2013 with the remainder coming needed in early 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

Date: May 9, 2013	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege
Director, CEO, President and Secretary (Principal Executive Officer)
Date: May 9, 2013	By:	/s/ Frank Gutta
_____________________________ Frank Gutta
Director, CFO, and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document