Form 10-Q
period 2013-06-30
Alliance Media Group Holdings, Inc.
filed 2013-08-12
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2013

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 19,395,000 shares of common stock outstanding as of August 8, 2013.

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

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	$18,053	$4
Prepaid expenses	$30,000	30,000

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$48,053	$30,004

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued interest	$7,877	$3,696
Accrued expenses	0	1,473
Shareholder loans	18,485	—
Notes	110,000	80,000

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$136,362	$85,169

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 19,395,000 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	19,395	19,395
Additional paid-in capital	49,450	49,450
Deficit accumulated during the development stage	(148,154)	(105,010)

Stock Subscription Receivable	(9,000)	(19,000)

TOTAL STOCKHOLDERS’ DEFICIENCY	(88,309)	(55,165)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$48,053	$30,004

See notes to unaudited financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	Three Mos. Ended June 30, 2013	Three Mos. Ended June 30, 2012	Six Mos. Ended June 30, 2013(*)	March 28, 2012 (Inception) through June 30, 2013

Revenues	$—	$—	$—	$—

Operating Expenses	$21,594	$39,235	$38,964	$140,277

Interest expense	$2,208	$—	$4,180	7,877

Net Loss	$(23,802)	$(39,235)	$(43,144)	$(148,154)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,395,000	18,704,835	19,395,000

(*)  No comparable period the prior year

See notes to financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months ended June 30, 2013 (*)	For the Cumulative Period from Inception (March 28, 2012) through June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(43,144)	$(148,154)
Change in accounts payable	(1,473)
Increase in prepaid expense	—	(30,000)
Increase in Accrued interest	4,181	7,877
Net cash used by operating activities	(40,436)	(170,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	10,000	49,950
Proceeds from notes payable	30,000	110,000
Proceeds from shareholder advances	18,485	18,465
Additional paid-in capital	—	9,895
Net cash provided by financing activities	58,485	188,330

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	18,049	18,053

Cash and cash equivalents at beginning of period	4	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,053	$18,053

CASH PAID DURING PERIOD:
Income Taxes	—	—
Interest Expense	—	—

Total	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of Common Stock	—	29,950
Stock Subscription Receivable	—	19,000

Total	—	48,950

(*)  No comparable period the prior year

See notes to unaudited financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1	—	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information set forth in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2012.

NOTE 1	—	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

(c)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has engaged in only development stage activities since inception (March 28, 2012) through June 30, 2013.  At June 30, 2013, the Company had approximately $18,053 in cash and $30,000 in prepaid expenses and total liabilities of $136,362. The Company expects to incur significant additional liabilities in connection with its start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 at a minimum.  As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

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

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1	—	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T):

(e)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2013.

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

(h)	Fair Value of Financial Instruments:

The carrying value of cash equivalents approximates fair value due to the short period of time to maturity.

NOTE 2	—	CAPITAL STOCK:

The total number of shares of capital stock which the Company has authority to issue is one hundred million (100,000,000), all comprising shares designated as common stock at $.001 par value (the “Common Stock”). As of June 30, 2013, the Company had 19,395,000 shares of Common Stock issued and outstanding. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

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

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 2	—	CAPITAL STOCK (CON’T):

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

NOTE 3	—	NOTES PAYABLE

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

On June 4, 2013, the Company borrowed $30,000 from AMG Energy Group, which is due and payable on or before June 4, 2014 . The Loan accrues interest at a rate of ten percent (10%) per annum.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4	—	RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5	—	SCREENPLAY OPTION

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

NOTE 6	—	SUBSEQUENT EVENTS

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

The Company has not generated any revenues to date and has incurred operating losses. Any investment in the Company’s shares involves a high degree of risk. Our independent registered public accountant has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The Company has generated net losses of $23,802 and $105,010 for the periods ended June 30, 2013 (unaudited) and December 31, 2012 (audited), respectively.

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

On June 4, 2013, the Company borrowed $30,000 from AMG Energy Group, which is due and payable on or before June 4, 2014. The Loan accrues interest at a rate of ten percent (10%) per annum.

Going Concern

We have engaged primarily in development stage activities since inception through June 30, 2013.  At June 30, 2013 we had approximately $18,053 in cash and no other assets and total liabilities of $136,362. The Company expects to incur significant liabilities in connection with its start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 at a minimum.  As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

Results of Operations

Results of Operations for the three months ended June 30, 2013

For the three-month period ended June 30, 2013, we had no revenues and have incurred start-up and operating expenses of approximately $21,594 and interest expense of $2,208. For the three-month period ended June 30, 2012, we had no revenues and have incurred start-up and operating expenses of approximately $39,235 and no interest expense. We will incur significant additional expenses in connection with our start-up which have yet to be recognized which are estimated to exceed an additional $50,000. These expenses will principally comprise professional and legal fees and other costs related to the start-up and organization of our business and raising initial capital for the Company.

Results of Operations for the six months ended June 30, 2013

For the six-month period ended June 30, 2013, we had no revenues and have incurred start-up and operating expenses of approximately $38,964 and interest expense of $4,180. We will incur significant additional expenses in connection with our start-up which have yet to be recognized which are estimated to exceed an additional $50,000. These expenses will principally comprise professional and legal fees and other costs related to the start-up and organization of our business and raising initial capital for the Company. There is no comparable period in 2012.

Liquidity and Capital Resources

At this time, we have very limited liquidity and capital resources. To continue funding the Company’s operations, we will clearly require additional funding for ongoing operations and to finance such film projects it may identify. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Our near term financing requirement (less than 12 months), is anticipated to be approximately $1,250,000, which includes a monthly overhead burn rate of $6,500, repayment of notes totaling $110,000, public reporting costs and the remainder allocated to the production of the Company’s first film. Of this amount, the Company will need approximately $250,000 prior to September 30, 2013. The remaining near term financing requirement must fund at or prior to the beginning of the production of the Company’s first film.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ALLIANCE MEDIA GROUP HOLDINGS, INC.

Date: August 8, 2013	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege
Director, CEO, President and Secretary (Principal Executive Officer)
Date: August 8, 2013	By:	/s/ Frank Gutta
_____________________________ Frank Gutta
Director, CFO, and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document