Form 10-Q/A
period 2013-06-30
Alliance Media Group Holdings, Inc.
filed 2013-08-15
CIK 1549145

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 19,395,000 shares of common stock outstanding as of August 8, 2013.

EXPLANATORY NOTE

This amended report on Form 10-Q is filed solely for the purpose of correcting the shell company status of the Company.  The previously filed Form 10-Q report erroneously designated the Company as a shell company (as defined in Rule 12b-2 of the Exchange Act).  In fact, the Company was not a shell company at the time the original report was filed and has never been a shell company.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

Date: August 14, 2013	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege
Director, CEO, President and Secretary (Principal Executive Officer)
Date: August 14, 2013	By:	/s/ Frank Gutta
_____________________________ Frank Gutta
Director, CFO, and Treasurer (Principal Financial Officer)