Form 10-Q
period 2013-09-30
Alliance Media Group Holdings, Inc.
filed 2013-11-19
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2013

Commission File Number: 000-54942

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

Common Stock $.001 par value

There were 21,655,333 shares of common stock outstanding as of November 18, 2013.

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

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$17,920	$4
Prepaid expenses	30,000	30,000

TOTAL CURRENT ASSETS	$47,920	$30,004

OTHER ASSETS:
Production rights	$924,040	$—
Investment in restaurant	32,500	—

TOTAL OTHER ASSETS	$956,040	$—

TOTAL ASSETS	$1,004,460	$30,004

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued interest	$10,597	$3,696
Due to seller-production rights	700,000	—
Accrued expenses	—	1,473
Shareholder loans	18,485	—
Notes payable	180,000	80,000

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$909,082	$85,169

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 21,655,333 and 19,395,000 shares issued and outstanding at September 30, 2013 and December 31, 2012 respectively	21,655	19,395
Additional paid-in capital	318,430	49,450
Deficit accumulated during the development stage	(235,707)	(105,010)

Stock Subscription Receivable	(9,000)	(19,000)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	95,378	(55,165)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,004,460	$(30,004)

See notes to unaudited financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	Three Mos. Ended September 30, 2013	Three Mos. Ended September 30, 2012	Nine Mos. Ended September 30, 2013(*)	March 28, 2012 (Inception) through September 30, 2013

Revenues	$—	$—	$—	$—

Operating Expenses	$84,833	$39,205	$123,797	225,110

Interest expense	$2,720	$—	$6,900	10,597

Net Loss	$(87,553)	$(39,205)	$(130,697)	$(235,707)

Basic earnings (loss) per share— Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,013,148	18,704,835	19,603,314

  (*) No comparable period the prior year

See notes to financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months ended September 30, 2013 (*)	For the Cumulative Period from Inception (March 28, 2012) through September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(130,697)	$(235,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	37,200	37,200
Change in accrued expense	(1,473)	—
Increase in prepaid expense	—	(30,000)
Increase in Accrued interest	6,901	10,598
Net cash provided by (used) in operating activities	(88,069)	(217,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in restaurant	(32,500)	(32,500)
Net cash used by investing activities	(32,500)	(32,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	10,000	49,950
Proceeds from notes payable	110,000	190,000
Proceeds from shareholder advances	18,485	18,465
Additional paid-in capital	—	9,895
Net cash provided by financing activities	138,485	268,330

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	17,916	17,920

Cash and cash equivalents at beginning of period	4	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,920	$17,920

CASH PAID DURING PERIOD:
Income Taxes	—	—
Interest Expense	—	—

Total	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of Common Stock	—	29,950
Stock Subscription Receivable	—	(19,000)

(*) No comparable period the prior year

See notes to unaudited financial statements.

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1	—	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information set forth in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2012.

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

(c)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has engaged in only development stage activities since inception (March 28, 2012) through September 30, 2013.  At September 30, 2013, the Company had approximately $17,920 in cash and $30,000 in prepaid expenses and total liabilities of $909,082.  The Company expects to incur significant additional liabilities in connection with its start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 at a minimum.  As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

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

SEPTEMBER 30, 2013

NOTE 1	—	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T):

(e)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at September 30, 2013.

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

The total number of shares of capital stock which the Company has authority to issue is one hundred million (100,000,000), all comprising shares designated as common stock at $.001 par value (the “Common Stock”). As of September 30, 2013, the Company had 21,655,333 shares of Common Stock issued and outstanding.  Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.  No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

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

SEPTEMBER 30, 2013

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

In September 2013, the Company issued an aggregate of 1,867,000 shares of Company Common stock to twenty-four (24) holders as partial consideration for the acquisition of two film properties.  The shares were valued at $0.12 per share and the Company capitalized the $224,040 cost incurred on account of such share issuances.

In September 2013, the Company issued an aggregate of 310,000 shares of Company Common stock to three (3) holders as partial consideration for professional services rendered to the Company.  The shares were valued at $0.12 per share and the Company recognized an aggregate expense of $37,200 on account of such share issuances.

In September 2013, the Company issued 83,333 shares of Company Common stock to a holder of the Company’s convertible debenture on the conversion of $10,000 face amount of such debenture.

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

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 3	—	NOTES PAYABLE (CON’T)

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

On July 1, 2013, the Company entered into a convertible debenture with AMG Energy Group, LLC to issue up to $100,000 face amount.  As of September 30, 2013, the Company had issued $75,000 face amount.  The indebtedness is payable on or before July 1, 2014 and bears simple interest at a rate of five percent (5%) per annum, payable at maturity.  The face amount of any issued debenture is convertible, at the option of the holder into Company Common Stock at a conversion price of $0.25 per share.  There is also provision for an automatic conversion in the event that (i) the Company Common Stock trades at a price of $1.00 or more for a period in excess of thirty (30) consecutive trading days; or (ii) the occurrence of a “Qualified Sale” as defined in the convertible debenture agreement; or (iii) a merger of the Company with another entity which results in more than a 50% change in the voting power of the current shareholders following the merger or (iv) the Company completes an underwritten initial public offering of Company Common Stock with gross proceeds of at least $10,000,000.  The conversion feature of this debenture has no value as the market value of the shares is substantially less than the value of the conversion option.  The convertible debentures are subordinate obligations of the Company and are unsecured.

On August 1, 2013, the Company entered into a Promissory Note with Palm Beach Energy Solutions, LLC to whereby it borrowed ten thousand dollars ($10,000).  As of September 30, 2013, the loan was fully disbursed.  The indebtedness is payable on or before August 1, 2014 and bears simple interest at a rate of five percent (5%) per annum, payable at maturity. The Promissory Note is unsecured.

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

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 6	—	PURCHASE OF RIGHTS

In September 2013, AMG Television, Inc., a Florida corporation (“AMG”) and wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the “World Star Agreement”) with Creative Licensing International, LLC (“CLI”) to purchase all of CLI’s right, title and interest in a television series known as World Star (formerly, Recreating a Legend).  The World Star Agreement is subject to terms and conditions which are normal in an agreement of this nature, including representations and warranties by both parties and certain conditions to closing.  The transaction closed on September 12, 2013.

In September 2013, AMG entered into an Asset Purchase Agreement (the “Making of a Saint Agreement”) with Creative Licensing International, LLC (“CLI”) to purchase all of CLI’s right, title and interest in a documentary film production series known as Making of a Saint:  The Journey to Sainthood (formerly, Seed of Faith or The Power of Faith).  The Making of a Saint Agreement is subject to terms and conditions which are normal in an agreement of this nature, including representations and warranties by both parties and certain conditions to closing.  The transaction closed on September 12, 2013.

The Company capitalized the $924,040 expense incurred on account of the acquisition of the rights, $700,000 of which remains payable at September 30, 2013.

NOTE 7	—	INVESTMENT IN RESTAURANT

During the quarter ended September 30, 2013, the Company invested $32,500 in its wholly-owned subsidiary, New York Sandwich Company, LLC to fund a portion of the costs of construction of its first restaurant.

NOTE 8	—	SUBSEQUENT EVENTS

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

The Company has not generated any revenues to date and has incurred operating losses. Any investment in the Company’s shares involves a high degree of risk. Our independent registered public accountant has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  The Company has generated net losses of $81,353 and $105,010 for the periods ended September 30, 2013 (unaudited) and December 31, 2012 (audited), respectively.

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

In September 2013, AMG Television, Inc., a Florida corporation (“AMG”) and wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the “World Star Agreement”) with Creative Licensing International, LLC (“CLI”) to purchase all of CLI’s right, title and interest in a television series known as World Star (formerly, Recreating a Legend).  The World Star Agreement is subject to terms and conditions which are normal in an agreement of this nature, including representations and warranties by both parties and certain conditions to closing.  The transaction closed on September 12, 2013.

In September 2013, AMG entered into an Asset Purchase Agreement (the “Making of a Saint Agreement”) with Creative Licensing International, LLC (“CLI”) to purchase all of CLI’s right, title and interest in a documentary film production series known as Making of a Saint:  The Journey to Sainthood (formerly, Seed of Faith or The Power of Faith).  The Making of a Saint Agreement is subject to terms and conditions which are normal in an agreement of this nature, including representations and warranties by both parties and certain conditions to closing.  The transaction closed on September 12, 2013

The Company currently has under consideration a number of other potential film productions and opportunities to distribute films which are either in process or are in the planning stages.  The Company is also reviewing and considering several opportunities to distribute productions which are either under production or have completed production by third parties.  At this time, the Company has yet to enter into any specific commitments.  It is the Company’s goal to enter into at least one specific production commitment prior to the end of calendar 2013.  Notwithstanding, the Company is not able to state any specific milestones until it has undertaken at least its first production.  While the Company expects that its initial productions will be financed on a project-by-project basis, the Company believes that it will be able to attract additional equity or debt financing on a corporate level once it has projects which are in a committed status based on the value of such projects.  The Company believes that it will not be able to undertake any production projects without obtaining both film project finance and additional funding at the corporate level. At this time, the Company has no commitments for any additional project or corporate finance.  As a result, the Company’s first milestone will be to make specific commitments to specific film productions. Notwithstanding, there are no guarantees that the Company will ever be able to raise any additional funding on either a project finance or corporate level and it has no present commitments to provide any such finance.

In addition to its film production activities, the Company, through its wholly-owned subsidiary, New York Sandwich Company, LLC, is in the construction process on its first restaurant located in Florida.  Based on the success of this operation, the Company anticipates the development of additional restaurants based on the same concept. As of September 30, 2013, the Company has invested $32,500 in the initial restaurant.

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

On July 31, 2012, the Company issued a Convertible Debenture in the face amount of $30,000 to Jena Waldron.  The Debenture indebtedness is due and payable on July 31, 2013 and bears interest at a rate of ten percent (10%) per annum, payable at maturity.  The face amount of the Debenture is convertible at the option of the holder into shares of the Company’s common stock at a conversion rate of $0.12 per share or is subject to automatic conversion at the same conversion rate in the event the Company’s common stock trades at a price in excess of $1.00 per share in excess of thirty (30) consecutive trading days.   On September 12, 2013, Jena Waldron converted $10,000 of the face amount of said debentures at a conversion price of $.125 per share into 83,333 shares of Company Common Stock.

On June 4, 2013, the Company borrowed $30,000 from AMG Energy Group, which is due and payable on or before June 4, 2014.  The Loan accrues interest at a rate of ten percent (10%) per annum.

On July 1, 2013, the Company entered into a convertible debenture with AMG Energy Group, LLC to issue up to $100,000 face amount.  As of September 30, 2013, the Company had issued $75,000 face amount.  The indebtedness is payable on or before July 1, 2014 and bears simple interest at a rate of five percent (5%) per annum, payable at maturity.  The face amount of any issued debenture is convertible, at the option of the holder into Company Common Stock at a conversion price of $0.25 per share.  There is also provision for an automatic conversion in the event that (i) the Company Common Stock trades at a price of $1.00 or more for a period in excess of thirty (30) consecutive trading days; or (ii) the occurrence of a “Qualified Sale” as defined in the convertible debenture agreement; or (iii) a merger of the Company with another entity which results in more than a 50% change in the voting power of the current shareholders following the merger or (iv) the Company completes an underwritten initial public offering of Company Common Stock with gross proceeds of at least $10,000,000.  The convertible debentures are subordinate obligations of the Company and are unsecured.

On August 1, 2013, the Company entered into a Promissory Note with Palm Beach Energy Solutions, LLC to whereby it borrowed ten thousand dollars ($10,000).  As of September 30, 2013, the loan was fully disbursed.  The indebtedness is payable on or before August 1, 2014 and bears simple interest at a rate of five percent (5%) per annum, payable at maturity. The Promissory Note is unsecured.

Loans to Subsidiaries

As of September 30, 2013, the Company has advanced a total of $32,500 to its wholly-owned subsidiary, New York Sandwich Company, LLC as inter-company loans to fund a portion of the costs of construction of its first restaurant.

Going Concern

We have engaged primarily in development stage activities since inception through September 30, 2013.  At September 30, 2013 we had approximately $17,920 in cash and prepaid expenses of $30,000 and total liabilities of $909,082.  The Company expects to incur significant liabilities in connection with its start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 at a minimum.  As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

Results of Operations

Results of Operations for the three months ended September 30, 2013 compared to September 30, 2012

For the three-month period ended September 30, 2013, we had no revenues and have incurred start-up and operating expenses of approximately $84,833 and interest expense of $2,720.  For the three-month period ended September 30, 2012, we had no revenues and have incurred start-up and operating expenses of approximately $77,920 and $1,885 interest expense.  We will incur significant additional expenses in connection with our start-up which have yet to be recognized which are estimated to exceed an additional $50,000.  These expenses will principally comprise professional and legal fees and other costs related to the start-up and organization of our business and raising initial capital for the Company.

Results of Operations for the nine months ended September 30, 2013

For the nine-month period ended September 30, 2013, we had no revenues and have incurred start-up and operating expenses of approximately $123,707 and interest expense of $6,901.  We will incur significant additional expenses in connection with our start-up which have yet to be recognized which are estimated to exceed an additional $50,000.  These expenses will principally comprise professional and legal fees and other costs related to the start-up and organization of our business and raising initial capital for the Company.  There is no comparable period in 2012.

Liquidity and Capital Resources

At this time, we have very limited liquidity and capital resources.  To continue funding the Company’s operations, we will clearly require additional funding for ongoing operations and to finance such film projects it may identify.  There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Our near term financing requirement (less than 12 months), is anticipated to be approximately $1,950,000, which includes a monthly overhead burn rate of approximately $25,000, payment of the remaining $700,000 due on the purchase of certain production rights, repayment of notes totaling $180,000, public reporting costs and the remainder allocated to the production of the Company’s first film.  Of this amount, the Company will need approximately $250,000 prior to December 31, 2013.  The remaining near term financing requirement must fund at or prior to the beginning of the production of the Company’s first film.

Beyond our near term financing requirement (more than 12 months), we will need an additional approximately $5,000,000 to implement the Company’s plan of operations.  Of this amount, we anticipate that we will need approximately $2,000,000 of the total amount required by the first quarter of 2014 and the remainder needed in mid 2014.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1), which allows us to delay adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by us from July 1, 2013 to the present date which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of	Amount of Securities	Consideration
		Security	Sold
Roy Sciacca	9/12/13	Common Stock	773,515	Acquisition
Lisa Colletti	9/12/13	Common Stock	186,700	Acquisition
Ted Chasanoff	9/12/13	Common Stock	196,808	Acquisition
Jeffrey Sutton	9/12/13	Common Stock	209,255	Acquisition
Mark Garten	9/12/13	Common Stock	46,675	Acquisition
Stephen Schaefer	9/12/13	Common Stock	22,031	Acquisition
Gregg Spiegel	9/12/13	Common Stock	21,782	Acquisition
Paul J. Deleo	9/12/13	Common Stock	7,001	Acquisition
Carl Stephens Jr.	9/12/13	Common Stock	7,001	Acquisition
Bernard Jaffe/Rosalind Jaffe	9/12/13	Common Stock	4,668	Acquisition
Kenneth Steckler	9/12/13	Common Stock	137,652	Acquisition
John Famularo	9/12/13	Common Stock	56,010	Acquisition
Maria J. Barba	9/12/13	Common Stock	4,201	Acquisition
Robert Schmidbauer	9/12/13	Common Stock	7,001	Acquisition
Concetta Cacciabaudo	9/12/13	Common Stock	2,334	Acquisition
Carol/Charles A. Otto	9/12/13	Common Stock	24,271	Acquisition
John S. Gross/Barbara Gross	9/12/13	Common Stock	28,005	Acquisition
Anthony Deleo	9/12/13	Common Stock	56,010	Acquisition
Thomas Rodriguez	9/12/13	Common Stock	9,335	Acquisition
Neil Austin	9/12/13	Common Stock	9,335	Acquisition
Frank Licari	9/12/13	Common Stock	9,335	Acquisition
Certified Medical Consultants, Inc.	9/12/13	Common Stock	28,005	Acquisition
Diane Bauman/Christopher Bauman	9/12/13	Common Stock	1,400	Acquisition

Jason Silverman	9/12/13	Common Stock	18,670	Acquisition
Robert Diener	10/1/13	Common Stock	100,000	Professional services
Robert Tocci	10/1/13	Common Stock	100,000	Professional services
Ted R. Chasanoff	10/1/13	Common Stock	100,000	Professional services
Ken M. Hickman	10/1/13	Common Stock	10,000	Professional services
Jena Waldron	9/12/13	Common Stock	83,333	Debenture Conversion ($.125/share)

The shares issued on account of the acquisition and for professional services were valued at $0.12 per share.  The shares issued on account of the debenture conversion where issued in accordance with the terms of the debenture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

During September 2013, the Company formed the following entities as wholly-owned subsidiaries of the Company:

(i)	AMG Entertainment, LLC, a Florida limited liability company
(ii)	AMG Renewables, LLC, a Florida limited liability company

Thereafter, AMG Entertainment, LLC formed the following wholly-owned subsidiaries of AMG Entertainment, LLC:

(i)	AMG Live, LLC, a Florida limited liability company
(ii)	AMG Restaurant Operations, LLC, a Florida limited liability company
(iii)	AMG Television, Inc., a Florida corporation
(iv)	AMG Releasing, LLC, a Florida limited liability company
(v)	AMG Music, LLC, a Florida limited liability company

Thereafter, AMG Restaurant Operations, LLC formed New York Sandwich Company, LLC, a Florida limited liability company as its wholly-owned subsidiary.

The operating results of all of the aforementioned companies will be consolidated in the operating results of the Company.

In September 2013, New York Sandwich Company, LLC entered into a lease for a vacant restaurant property at 1388 E. Oakland Park Blvd., Ft. Lauderdale, FL and has begun renovations on the property.  Management is striving to open restaurant operations in November 2013. The lease is for a five (5) year term with three (3) additional five (5) year extensions for a total of twenty (20) years.  The initial lease amount is Five Thousand Dollars ($5,000) per month.

On October 1, 2013, the Company’s Board of Directors appointed Ted R. Chasanoff as a director of the Company, effective immediately, to serve until the next election of directors or appointment of their successors.

On October 28, 2013, Frank Gutta resigned as a Director, Chief Financial Officer and Treasurer of the Company in order to pursue other interests.  Daniel de Liege will assume the additional roles as the Company’s Chief Financial Officer, Principal Accounting Officer and Treasurer until a permanent replacement can be identified and hired.

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

ALLIANCE MEDIA GROUP HOLDINGS, INC.

Date: November 18, 2013	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Executive Officer)
Date: November 18, 2013	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document