Form 10-K
period 2013-12-31
Alliance Media Group Holdings, Inc.
filed 2014-05-19
CIK 1549145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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
[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (May 15, 2014):  33,279,748

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	MINE SAFETY DISCLOSURES

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

PART I

ITEM 1.

BUSINESS.

Background

Business Overview

At inception (March 28, 2012), Alliance Media Group Holdings, Inc. (the “Company”) was organized as a vehicle to engage in the commercial production, distribution and exploitation of Motion Pictures and other Entertainment products including but not limited to animation, television, live events, commercial retail and destination property’s as well as other entertainment related enterprises such as theme parks and theme restaurants and destinations.

The Company focuses on two industries – Entertainment and Renewable Energy. Through its wholly owned subsidiaries AMG Entertainment, LLC and AMG Renewables, LLC the Company has a strategy that includes mergers and acquisitions as well as start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value. Since the Company is currently in a development stage, there is no guarantee that this will ever be achieved.

AMG RENEWABLES, LLC

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. AMG Energy owns a fifty percent (50%) interest of Carbolosic Corporation, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, LLC (a related party) and, as of May 15, 2014, the remaining 266,000 shares of Company common stock have yet to be delivered and have been accrued and are recorded as additional paid in capital and an accrued liability in the

Company’s balance sheet. As of May 15, 2014, the Company had paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party account payable.

The Company’s goal is to develop the CTS technology to a commercial scale and then seek to license the technology to prospective licensee’s. AMG Energy is working with Imerys Performance Minerals on the design, construction and implementation of a full scale pilot plant at Imerys’ south Georgia R&D facility. AMG Energy has also begun discussions with several ethanol producers, local municipalities and international governments for the licensing and construction of CTS plants both in the US and abroad.

AMG ENTERTAINMENT, LLC

AMG Entertainment, LLC, a Florida limited liability company (“AMG Entertainment”), is a wholly owned subsidiary of the Company, created for the purpose of the commercial production, distribution and exploitation of motion pictures and other entertainment products including but not limited to animation, television, live events, recorded music, merchandising, commercial retail and destination properties, including but not limited to theme parks, theme restaurants, NASCAR and other sporting ventures.

AMG Entertainment has five wholly owned subsidiaries, AMG Live, LLC, a Florida limited liability company (“AMG Live”); AMG Television, Inc, a Florida Corporation (“AMG Television”); AMG Releasing, LLC, a Florida limited liability company (“AMG Releasing”); AMG Music, Inc., a Florida Corporation (“AMG Music”); and AMG Restaurant Operations, LLC, a Florida limited liability company (“AMG Restaurant”):

•

AMG Live has entered into negotiations with the City of Delray Beach, Florida for an exclusive, long-term contract to produce all live events (except Tennis) at the city’s 8,000 seat stadium facility.

•

AMG Television has entered into an agreement to acquire the partially completed American Idol style reality series World Star (formerly Recreating A Legend) for $792,000, comprising a $600,000 cash payment plus 1,600,000 shares of Company Common Stock and the completed documentary Making of a Saint: The Journey to Sainthood for $132,040, comprising a $100,000 cash payment plus 267,000 shares of Company Common Stock. Subsequently, on April 25, 2014, the Company notified the Seller that it was rescinding both transactions due to a failure to provide required items in order to exploit the projects and filed a lawsuit against the Seller seeking to rescind the Asset Purchase agreements and to seek the return of the Company stock which had been issued in connection with the transaction. In response, the Seller has alleged that it was the Company that breached the agreement. The Company denies this allegation. The litigation is in its early stages and the Company cannot predict whether a successful outcome will be achieved.

•

AMG Restaurant Operations has begun construction of its first theme restaurant The New York Sandwich Company in Ft. Lauderdale, Florida.

The Company believes that its management and consultants have significant experience in feature film production, distribution and promotions, including target-specific marketing efforts as well as in the bio-fuels, renewable energy and chemical manufacturing industries.

Description of the Company’s Securities

The Company is currently authorized to issue 100,000,000 Shares of Common Stock par value $0.001 and 10,000,000 shares of Preferred Stock par value $0.001. Each share of Company Common Stock is entitled to one (1) vote per share.

Employees

As of December 31, 2013, the Company had two full-time employees.

ITEM 1A. RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Offices

The Company maintains its designated office at 400 N Congress Avenue, Suite 130, West Palm Beach Florida 33401. The Company’s telephone number is 888-607-3555. The Company has leased its offices (comprising approximately 4,000 rentable square feet) pursuant to a lease for a period of forty (40) months from April 6, 2012 through August 5, 2015. The Lease Commencement Date was August 6, 2012. Annual rent commenced at approximately $46,250 per annum and increases on a year-to-year basis by three percent (3%) over the Base Year. In addition, the Company is obligated to pay an amount equal to 3.76% of the operating expenses of the building together with sales tax on all amounts.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 15, 2014, the only material litigation, claim or suit whose outcome could have a material effect on our financial statements is as follows:

On April 25, 2014, the Company notified the Seller that it was rescinding its agreements to acquire the partially completed American Idol style reality series World Star (formerly Recreating A Legend) and the completed documentary Making of a Saint: The Journey to Sainthood and filed a lawsuit against the Seller seeking to rescind the Asset Purchase agreements and to seek the return of the Company stock which had been issued in connection with the transactions and for financial damages. In response, the Seller has alleged that it was the Company that breached the agreement. The Company denies this allegation. The resolution of this matter is in its early stages and the Company cannot predict whether a successful outcome will be achieved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company became subject to Securities Exchange Act Reporting Requirements in October 2012. The symbol "ALLM" is assigned for our securities. Our common stock commenced trading on the OTCBB on February 13, 2014.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board in February 2014. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
February 13, 2014-March 31, 2014	$2.70	$2.00

Options and Warrants

On November 19, 2013, the Company entered into a Common Stock Purchase Warrant agreement with Constellation Asset Advisors, Inc. whereby it issued a Warrant to purchase 2,000,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share. The Warrant was issued in partial consideration for a Consulting Agreement. The Company valued these warrants using the Black Scholes model resulting in a value of $902,772. Other than the foregoing agreement, none of the Company’s shares of Common Stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2013, the Company had short-term notes payable of $111,800 together with Convertible Debentures Payable of $70,000 and accrued interest payable on these obligations of $15,788. $50,000 of the  principal amount and $7,863 accrued interest of the Convertible Debentures was converted to 458,333 shares of Common Stock on January 31, 2014 and the remaining $20,000 of the Convertible Debentures was re-paid on May 1, 2014 and the accrued interest will be converted to shares of company Common Stock.

Holders

As of May 15, 2014 there were 33,279,748 shares of common stock outstanding and approximately 181 stockholders of record

Transfer Agent and Registrar

Our transfer agent is VStock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516, Phone:  212-828-8436.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2013.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	- 0 -
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	- 0 -	- 0 -	- 0 -

Recent Sales of Unregistered Securities

Below is a list of securities sold by us from January 1, 2013 through May 15, 2014 which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of	Amount of Securities	Consideration
		Security	Sold
Roy Sciacca	9/12/13	Common Stock	610,215	Acquisition
Lisa Colletti	9/12/13	Common Stock	550,000	Acquisition
Ted Chasanoff	9/12/13	Common Stock	146,808	Acquisition
Jeffrey Sutton	9/12/13	Common Stock	159,255	Acquisition
Mark Garten	9/12/13	Common Stock	46,675	Acquisition
Stephen Schaefer	9/12/13	Common Stock	22,031	Acquisition
Gregg Spiegel	9/12/13	Common Stock	21,782	Acquisition
Paul J. Deleo	9/12/13	Common Stock	7,001	Acquisition
Carl Stephens Jr.	9/12/13	Common Stock	7,001	Acquisition
Bernard Jaffe/Rosalind Jaffe	9/12/13	Common Stock	4,668	Acquisition
Kenneth Steckler	9/12/13	Common Stock	37,652	Acquisition
John Famularo	9/12/13	Common Stock	56,010	Acquisition
Maria J. Barba	9/12/13	Common Stock	4,201	Acquisition
Robert Schmidbauer	9/12/13	Common Stock	7,001	Acquisition
Concetta Cacciabaudo	9/12/13	Common Stock	2,334	Acquisition
Carol/Charles A. Otto	9/12/13	Common Stock	24,271	Acquisition
John S. Gross/Barbara Gross	9/12/13	Common Stock	28,005	Acquisition
Anthony Deleo	9/12/13	Common Stock	56,010	Acquisition
Thomas Rodriguez	9/12/13	Common Stock	9,335	Acquisition
Neil Austin	9/12/13	Common Stock	9,335	Acquisition
Frank Licari	9/12/13	Common Stock	9,335	Acquisition
Certified Medical Consultants, Inc.	9/12/13	Common Stock	28,005	Acquisition
Diane Bauman/Christopher Bauman	9/12/13	Common Stock	1,400	Acquisition
Jason Silverman	9/12/13	Common Stock	18,670	Acquisition
Jena Waldron	9/12/13	Common Stock	83,333	Debenture Conversion
Robert Tocci	10/1/13	Common Stock	100,000	Professional services

Ted R. Chasanoff	10/1/13	Common Stock	100,000	Professional services
Ken M. Hickman	10/1/13	Common Stock	10,000	Professional services
Marias Investment Holdings	11/1/13	Common Stock	140,000	Purchase @ $0.75 per share
David Kernall	11/1/13	Common Stock	14,666	Purchase @ $0.75 per share
Dawn A Goughnour	11/3/13	Common Stock	10,000	Purchase @ $0.75 per share
Cari Lyon	11/12/13	Common Stock	10,000	Purchase @ $0.75 per share
James Alex Davidson	11/14/13	Common Stock	20,000	Purchase @ $0.75 per share
Doug Fuerring	12/12/13	Common Stock	200,000	Professional services
Devin Chasanoff	12/12/13	Common Stock	7,500	Professional services
Roy A Sciacca	12/12/13	Common Stock	225,000	Professional services
Ken Hickman	12/12/13	Common Stock	5,667	Professional services
Constellation Asset Advisors	12/12/13	Common Stock	967,810	Professional services
John Michael Stubbins	12/12/13	Common Stock	9,500	Professional services
Lisa Collettti	12/12/13	Common Stock	500,000	Professional services
Sharon Tobi Shulman	12/12/13	Common Stock	37,500	Professional services
Larry Offsey	12/12/13	Common Stock	37,500	Professional services
Roy Sciacca	12/13/13	Common Stock	2,000,000	Professional services
AMG Energy Solutions, LLC	12/26/13	Common Stock	7,000,000	Asset Purchase
R. Arthur Dunkle	1/6/14	Common Stock	40,000	Purchase @ $0.75 per share
Heidi B.Creekmur	1/6/14	Common Stock	15,000	Purchase @ $0.75 per share
David M. Nelms	1/6/14	Common Stock	13,334	Purchase @ $0.75 per share
Kaith & Elaine Ragon	1/6/14	Common Stock	13,334	Purchase @ $0.75 per share
Nadia Marrese	1/6/14	Common Stock	66,667	Purchase @ $0.75 per share
John Bittel	1/6/14	Common Stock	33,334	Purchase @ $0.75 per share
Robert Diener	1/9/14	Common Stock	(100,000)	Cancel prior issuance
Joseph McNaney	2/4/14	Common Stock	1,000,000	Professional services
Ted & Cari Lyon	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Benjamin Ellis McCurdy	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Vince Desai	2/5/14	Common Stock	12,000	Purchase @ $0.75 per share
Robert Bromley Davis	2/5/14	Common Stock	21,000	Purchase @ $0.75 per share
David Murg	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Richard & Melody Spano	2/5/14	Common Stock	33,334	Purchase @ $0.75 per share
Andrew Bromley Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Edward Thomas Bromley Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Diana Carolyn Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Gary E. Miano	2/5/14	Common Stock	1,334	Purchase @ $0.75 per share
John T. Helvie	2/5/14	Common Stock	1,334	Purchase @ $0.75 per share
Nadia Marrese	2/5/14	Common Stock	13,667	Purchase @ $0.73 per share
Marcia G. Malits	2/5/14	Common Stock	4,000	Purchase @ $0.75 per share
Gabriel Miller	2/5/14	Common Stock	6,672	Purchase @ $0.75 per share
Robert & Sandra Andrys	2/5/14	Common Stock	6,700	Purchase @ $0.75 per share
Lance G. Hoppen	2/5/14	Common Stock	6,700	Purchase @ $0.75 per share
Michael G. Geisler	2/5/14	Common Stock	13,334	Purchase @ $0.75 per share

Dawn A Goughnour	2/5/14	Common Stock	15,000	Purchase @ $0.75 per share
Wayne Evan Tullos	2/6/14	Common Stock	458,333	Debenture Conversion
David M. Rittenhouse	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Samuel Spector	2/26/14	Common Stock	2,667	Purchase @ $0.75 per share
Kaith Ragon	2/26/14	Common Stock	13,334	Purchase @ $0.75 per share
Danny Bochel	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Frances Frazier	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Scott & Elizabeth Sheppard	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Thomas Camerlengo et. al.	2/26/14	Common Stock	3,334	Purchase @ $0.75 per share
Jeffrey Allen Mills	2/26/14	Common Stock	8,000	Purchase @ $0.75 per share
Ronald E. Rivers	2/26/14	Common Stock	4,667	Purchase @ $0.75 per share
Nadia Marrese	2/26/14	Common Stock	53,334	Purchase @ $0.75 per share
Alfred & Linda Cardamone	2/26/14	Common Stock	13,334	Purchase @ $0.75 per share
Cooper Alexander Stetson	2/26/14	Common Stock	8,000	Professional services
Dan Moss Jr.	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Gabrielle Rusignuolo	2/26/14	Common Stock	11,000	Purchase @ $0.75 per share
Dennis & Susan George	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Darrell Slaughter	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Hugh F. Quinn	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Paul Meicka	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Brian D. Hughes	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
John J. & Darla Melkun	2/26/14	Common Stock	13,333	Purchase @ $0.75 per share
Roy Sciacca	3/17/14	Common Stock	(2,000,000)	Cancel prior issuance
Susan Kubiak	4/1/14	Common Stock	10,000	Purchase @ $0.75 per share
Gabrielle Rusignuolo	4/1/14	Common Stock	11,000	Purchase @ $0.75 per share
Michael Sacco	4/1/14	Common Stock	10,000	Purchase @ $0.75 per share
Gregg Spiegel	4/1/14	Common Stock	66,668	Purchase @ $0.75 per share
Jay Silver	4/1/14	Common Stock	66,668	Purchase @ $0.75 per share
Jerry & Pamela Mercer	4/1/14	Common Stock	4,000	Purchase @ $0.75 per share
Nadia Marrese	4/1/14	Common Stock	13,334	Purchase @ $0.75 per share
Robert Bromley Davis	4/1/14	Common Stock	66,700	Purchase @ $0.75 per share
Nadia Marrese	4/1/14	Common Stock	13,334	Purchase @ $0.75 per share
Jerry & Pamela Mercer	4/1/14	Common Stock	4,000	Purchase @ $0.75 per share
Robert A. Twitty	4/1/14	Common Stock	26,668	Purchase @ $0.75 per share
Wayne Evan Tullos	4/1/14	Common Stock	100,000	Professional services
Ken Hickman	4/1/14	Common Stock	13,984	Professional services
Howard Ash	4/1/14	Common Stock	100,000	Professional services

The securities issued in the above mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.

    SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

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

Business Overview

At inception (March 28, 2012), Alliance Media Group Holdings, Inc. (the “Company”) was organized as a vehicle to engage in the commercial production, distribution and exploitation of Motion Pictures and other Entertainment products including but not limited to animation, television, live events, commercial retail and destination property’s as well as other entertainment related enterprises such as theme parks and theme restaurants and destinations.

Plan of Operation

The Company focuses on two industries – Entertainment and Renewable Energy. Through its wholly owned subsidiaries AMG Entertainment, LLC and AMG Renewables, LLC the Company has a strategy that includes mergers and acquisitions as well as start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value. Since the Company is currently in a development stage, there is no guarantee that this will ever be achieved.

AMG RENEWABLES, LLC

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($190,177) for various loans and consulting fees was eliminated in the acquisition.

AMG Energy owns a fifty percent (50%) interest of Carbolosic Corporation, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, LLC (a related party) and, as of May 15, 2014, the remaining 266,000 shares of Company common stock have yet to be delivered and have been accrued and are recorded as additional paid in capital and an accrued liability in the Company’s balance sheet. As of May 15, 2014, the Company had paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party account payable.

The Company’s goal is to develop the CTS technology to a commercial scale and then seek to license the technology to prospective licensee’s. AMG Energy is working with Imerys Performance Minerals on the design, construction and implementation of a full scale pilot plant at Imerys’ south Georgia R&D facility. AMG Energy has also begun discussions with several ethanol producers, local municipalities and international governments for the licensing and construction of CTS plants both in the US and abroad.

AMG ENTERTAINMENT, LLC

AMG Entertainment, LLC, a Florida limited liability company (“AMG Entertainment”), is a wholly owned subsidiary of the Company, created for the purpose of the commercial production, distribution and exploitation of motion pictures and other entertainment products including but not limited to animation, television, live events, recorded music, merchandising, commercial retail and destination properties, including but not limited to theme parks, theme restaurants, NASCAR and other sporting ventures.

AMG Entertainment has five wholly owned subsidiaries, AMG Live, LLC, a Florida limited liability company (“AMG Live”); AMG Television, Inc, a Florida Corporation (“AMG Television”); AMG Releasing, LLC, a Florida limited liability company (“AMG Releasing”); AMG Music, Inc., a Florida Corporation (“AMG Music”); and AMG Restaurant Operations, LLC, a Florida limited liability company (“AMG Restaurant”):

•

AMG Live has entered into negotiations with the City of Delray Beach, Florida for an exclusive, long-term contract to produce all live events (except Tennis) at the city’s 8,000 seat stadium facility.

•

AMG Television has entered into an agreement to acquire the partially completed American Idol style reality series World Star (formerly Recreating A Legend) for $792,000, comprising a $600,000 cash payment plus 1,600,000 shares of Company Common Stock and the completed documentary Making of a Saint: The Journey to Sainthood for $132,040, comprising a $100,000 cash payment plus 267,000 shares of Company Common Stock. Subsequently, on April 25, 2014, the Company notified the Seller that it was rescinding both transactions due to a failure to provide required items in order to exploit the projects and filed a lawsuit against the Seller seeking to rescind the Asset Purchase agreements and to seek the return of the Company stock which had been issued in connection with the transaction. In response, the Seller has alleged that it was the Company that breached the agreement. The Company denies this allegation. The litigation is in its early stages and the Company cannot predict whether a successful outcome will be achieved.

•

AMG Restaurant Operations has begun construction of its first theme restaurant The New York Sandwich Company in Ft. Lauderdale, Florida.

The Company believes that its management and consultants have significant experience in feature film production, distribution and promotions, including target-specific marketing efforts as well as in the bio-fuels, renewable energy and chemical manufacturing industries.

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

On July 6, 2012, the Company issued a Convertible Debenture in the face amount of $50,000 to W. Evan Tullos. The Debenture indebtedness was due and payable on July 1, 2013 and bore interest at a rate of ten percent (10%) per annum, payable at maturity. The face amount of the Convertible Debentures was converted to 458,333 shares of Common Stock on January 31, 2014. and the remaining $20,000 of the Convertible Debentures was re-paid on May 1, 2014. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instrument set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

On July 31, 2012, the Company issued a Convertible Debenture in the face amount of $30,000 to Jena Waldron. The Debenture indebtedness was due and payable on July 31, 2013 and bore interest at a rate of ten percent (10%) per annum, payable at maturity. $10,000 of the face amount was converted to 83,333 shares of Common Stock in September 2013 and the remaining $20,000 was repaid in April 2014. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instrument set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 4,300,477 shares of its common stock for services valued at $2,361,198. On March 17, 2014, a consulting agreement entered into in 2013 was terminated and 2,000,000 shares of common stock (valued at $1,500,000) which were issued in 2013 to the consultant in connection with that agreement were returned to the Company for cancellation. The Company has no residual liability on account of the consulting contract. The Company recorded $1,500,000 as a prepaid expense attributable to the stock issuance in 2013 and will record $1,500,000 as an offset to this prepaid expense on account of the share cancellation in the quarter ending March 31, 2014.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 83,333 shares of its common stock on account of the conversion of certain Debentures with a face amount of $10,000.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 8,867,000 shares of its common stock as partial consideration for certain acquisitions valued at $5,474,040.

On November 19, 2013, the Company entered into a Common Stock Purchase Warrant agreement with Constellation Asset Advisors, Inc. whereby it issued a Warrant to purchase 2,000,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share. The Warrant was issued in partial consideration for a Consulting Agreement. The Company valued these warrants using the Black Scholes model resulting in a value of $902,772.

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). Through May 1, 2014, the Company had sold 1,053,621 shares of

Common Stock through the Offering to approximately sixty (60) investors for aggregate proceeds of $789,956. The Offering is ongoing.

Going Concern

We have engaged primarily in development stage activities since inception through December 31, 2013. At December 31, 2013 we had $60,409 in cash and $1,539,142 in prepaid expenses and total liabilities of $3,508,850. The Company expects to incur significant liabilities in connection with its continued start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 per annum at a minimum. As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

Results of Operations

Comparison of the year ended December 31, 2013 to December 31, 2012

For the year ended December 31, 2013 our net loss increased by $2,199,503 to $2,304,513 from $105,010 for the year ended December 31, 2012. The increased loss can be principally attributed primarily to the following:

•

$1,996,844 consulting fees

•

$45,000 Management compensation

•

$5,899 Depreciation expense

We recognized no revenues in either period.

In the year ended December 31, 2013, our general and administrative expenses increased by $2,191,172 to $2,292,486 from $101,314 in the year ended December 31, 2012.

Depreciation and Amortization expense increased in the year ended December 31, 2013 to $8,955 from $-0- for the year ended December 31, 2012.

Interest expense increased in the year ended December 31, 2013 by $8,331 to $12,027 from $3,696 in the year ended December 31, 2012. The increase was the result of increased borrowings.

Liquidity and Capital Resources

Liquidity

As of December 31, 2013 we had $60,409 in cash and an accumulated deficit of approximately $2,409,523. Total Stockholders’ Equity at December 31, 2013 was $6,543,333. Total debt, including advances, the amount payable on account of an acquisition and other notes payable at December 31, 2013, together with interest payable thereon, was $3,508,850, a change of $3,423,681 from $85,169 at December 31, 2012. Our operating activities provided $423,095 in cash for the year ended December 31, 2013. Our investing activities used $784,491.

Capital Resources

At this time, we have very limited liquidity and capital resources. To continue funding the Company’s operations, we will clearly require additional funding for ongoing operations and to finance such projects we may identify.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Our proportionate share of net income or loss of the entity is recorded in Equity in net earnings of investee companies in the Consolidated Statements of Earnings.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates presented and reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of impairment assessment of identifiable intangible assets and valuation allowance for deferred tax assets. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Stock Compensation

The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance. Share-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, “Stock Compensation” (formerly referred to as SFAS No. 123(R)). Share-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance

Accounting for Films and Television Programs.

We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs for an individual film or television program are amortized and participation and residual costs are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film or television program over a period not to exceed ten years from the date of initial release. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed 20 years from the date of acquisition.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful than anticipated and some are less successful than anticipated. Our management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. Our management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of its films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 11 to our audited consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates. As of December 1, 2013, the Company does not have any revenue generating films or television programs.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

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

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the periods ended December 31, 2013 and 2012, and the report thereon of Paritz & Co., P.A.

Index to Financial Statements Page

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4

Consolidated Statements of Operations for the year ended December 31, 2013 and the period from inception (March 28, 2012) through December 31, 2012 and the period from inception (march 28, 2012) through December 31, 2013

F-5

Consolidated Statements of Changes in Stockholders’ Equity for the period from inception (March 28, 2012) through December 31, 2013	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2013 and the period from inception (March 28, 2012) through December 31, 2012 and the period from inception (March 28, 2012) through December 31, 2013

F-7

Notes to the Consolidated Financial Statements	F-8

  REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Alliance Media Group Holdings, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Alliance Media Group Holdings, Inc. and Subsidiaries (a development stage company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2013, the period from inception (March 28, 2012) to December 31, 2012 and the period from inception (March 28, 2012) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Media Group Holdings, Inc. and Subsidiaries (a development stage company) as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the year ended December 31, 2013, the period from inception (March 28, 2012) to December 31, 2012 and the period from inception (March 28, 2012) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has engaged only in development stage activities since inception, has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. At December 31, 2013, the Company had a working capital deficiency of $1,909,299. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hackensack, New Jersey
May 15, 2014

Alliance Media Group Holdings, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$60,409	$4
Prepaid expenses	1,539,142	30,000
TOTAL CURRENT ASSETS	1,599,551	30,004

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $5,889	51,269	-

Other assets:
Security deposits	18,000	-
Investment in film and television productions	924,040	-
Investment in Carbolosic	7,459,323	-

TOTAL OTHER ASSETS	8,401,363	-

TOTAL ASSETS	$10,052,183	$30,004

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities	$757,969	$1,473
Liability for stock to be issued	354,500	-
Payable related to acquisition (related party)	2,200,000	-
Short Term Note Payable - Related party	111,800	-
Convertible Debentures Payable	70,000	80,000
Interest Payable - Related Party	2,932	-
Interest Payable - Other	11,649	3,696
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	3,508,850	85,169

STOCKHOLDERS' EQUITY/(DEFICIENCY)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at December 31, 2013 and December 31, 2012	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,840,476 shares issued and outstanding at December 31, 2013 and 19,395,000 shares issued an outstanding at December 31, 2012)	32,841	19,395
Stock Subscription Receivable	(10,000)	(19,000)
Additional paid-in capital	8,930,015	49,450
Deficit accumulated during development stage	(2,409,523)	(105,010)
Total stockholders' equity/(deficiency)	6,543,333	(55,165)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$10,052,183	$30,004

The accompanying notes are an integral part of these consolidated financial statements

Alliance Media Group Holdings, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

		From Inception (March 28, 2012) to	From Inception (March 28, 2012) through
	For the Year Ended December 31, 2013	December 31, 2012	December 31, 2013
Revenues	$ -	$ -	$ -

Operating expense:
General and administrative	2,292,486	101,314	2,393,800
Total operating expenses	2,292,486	101,314	2,393,800

Loss from operation:	(2,292,486)	(101,314)	(2,393,800)

Interest expense	12,027	3,696	15,723
Net loss and comprehensive net loss	$ (2,304,513)	$ (105,010)	$ (2,409,523)

Basic and diluted net loss per share	$ (0.11)	$ (0.01)

Weighted average common shares outstanding	20,270,384	19,308,835

The accompanying notes are an integral part of these consolidated financial statements

Alliance Media Group Holdings, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Stock Subscription	Additional Paid-in	Deficit Accumulated during Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)
Balance at inception (March 28, 2012)	-	$-	-	$-	$-	$-	$-	$-
Issuance of founders’ shares	15,000,000	15,000	-	-	(15,000)	-	-	-
Issuance of directors’ shares	400,000	400	-	-	(4,000)	3,600	-	-
Issuance of common stock for services	2,995,000	2,995	-	-	-	26,955	-	29,950
Issuance of common stock for cash	1,000,000	1,000	-	-	-	9,000		10,000
Capital contributed	-	-	-	-	-	9,895	-	9,895
Net loss	-	-	-	-	-	-	(105,010)	(105,010)
Balance as of December 31, 2012	19,395,000	19,395	-	-	(19,000)	49,450	(105,010)	(55,165)
Issuance of common stock for services	4,300,477	4,301	-	-	-	2,356,897	-	2,361,198
Issuance of warrants for services	-	-	-	-	-	902,772	-	902,772
Issuance of common stock in connection with conversion of debentures	83,333	83	-	-	-	9,917	-	10,000
Issuance of common stock for cash	194,666	195	-	-	9,000	145,806	-	155,001
Issuance of common stock for acquisition (1)	1,867,000	1,867	-	-	-	222,173	-	224,040
Issuance of common stock for acquisition (2)	7,000,000	7,000	-	-	-	5,243,000	-	5,250,000
Net loss	-	-	-	-	-	-	(2,304,513)	(2,304,513)
Balance as of December 31, 2013	32,840,476	$32,841	-	$-	$(10,000)	$8,930,015	$(2,409,523)	$6,543,333

(1)

Stock issued for rights to two partially-completed television series “World Star” and “Making of a Saint:  The Journey to Sainthood”

(2)

Stock issued for acquisition of AMG Energy Group, LLC

The accompanying notes are an integral part of these consolidated financial statements

Alliance Media Group Holdings, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	From Inception (March 28, 2012) to	From Inception (March 28, 2012) through
	December 31, 2013	December 31, 2012	December 31, 2013
Cash flows from operating activities:
Net loss	$(2,304,513)	$(105,010)	$(2,409,523)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	5,899	-	5,899
Accrued interest on convertible debenture	10,885	3,696	14,581
Issuance of common stock for services	861,198	-	861,198
Issuance of warrants for services	902,772	-	902,772
Changes in operating assets and liabilities
Prepaid expenses	(9,142)	(30,000)	(39,142)
Accounts payable and accrued liabilities	946,673	1,473	948,146
Net cash provided by (used) in operating activities	413,772	(129,841)	283,931

Cash flows from investing activities:
Purchase of property and equipment	(57,168)	-	(57,168)
Cash paid for acquisitions	(700,000)	-	(700,000)
Security deposit	(18,000)	-	(18,000)
Net cash used by investing activities	(775,168)	-	(775,168)

Cash flows from financing activities:
Proceeds from short-term note payable-related party	111,800	-	111,800
Net proceeds from issuance of common stock	155,001	39,950	194,951
Net proceeds of common stock to be issued	155,000	-	155,000
Proceeds from issuance of Convertible Debt	-	80,000	80,000
Contributions to Additional Paid-In-Capital	-	9,895	9,895
Net cash provided by financing activities	421,801	129,845	551,646

Net increase in cash and cash equivalents	60,405	4	60,409

Cash and cash equivalent at beginning of the period	4	-	-
Cash and cash equivalent at end of the period	$60,409	$4	$60,409

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	-	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$10,000	$-	$10,000
Common stock issued for investment in Carbolosic	5,250,000	-	5,250,000
Common stock issued for investment in film and television productions	224,040	-	224,040
Debt incurred for acquisition of Carbolosic	2,200,000	-	2,200,000
Common stock issued recorded as prepaid expense	1,500,000	-	1,500,000

The accompanying notes are an integral part of these consolidated financial statements

Alliance Media Group Holdings, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

At inception (March 28, 2012), Alliance Media Group Holdings, Inc. (the “Company”) was organized to engage in the commercial production, distribution and exploitation of Motion Pictures and other Entertainment products including but not limited to animation, television, live events, commercial retail and destination property’s as well as other entertainment related enterprises such as theme parks and theme restaurants and destinations. The Company is organized as a Nevada Corporation and is registered as a Foreign Corporation in the State of Florida.

The Company operates two wholly-owned subsidiaries: AMG Entertainment, LLC and AMG Renewables, LLC.

AMG ENTERTAINMENT, LLC

AMG Entertainment, LLC, a Florida limited liability company (“AMG Entertainment”), was created for the purpose of the commercial production, distribution and exploitation of motion pictures and other entertainment products including but not limited to animation, television, live events, recorded music, merchandising, commercial retail and destination properties, including but not limited to theme parks, theme restaurants, NASCAR and other sporting ventures. AMG Entertainment has five wholly owned subsidiaries, AMG Live, LLC, a Florida limited liability company (“AMG Live”); AMG Television, Inc, a Florida Corporation (“AMG Television”); AMG Releasing, LLC, a Florida limited liability company (“AMG Releasing”); AMG Music, Inc., a Florida Corporation (“AMG Music”); and AMG Restaurant Operations, LLC, a Florida limited liability company (“AMG Restaurant”).

AMG Restaurant has begun construction of its first theme restaurant The New York Sandwich Company in Ft. Lauderdale, Florida.

AMG RENEWABLES, LLC

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($190,177) for various loans and consulting fees was eliminated in the acquisition. AMG Energy owns a fifty percent (50%) interest of Carbolosic Corporation, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, LLC (a related party) and, as of May 15, 2014, the remaining 266,000 shares of Company common stock have yet to be delivered and have been accrued and are recorded as additional paid in capital and an accrued liability in the Company’s balance sheet. As of May 15, 2014, the Company had paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party account payable.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has engaged in only development stage activities since inception (March 28, 2012) through

December 31, 2013, has incurred losses since inception, has an accumulated deficit, and may be unable to raise further equity. At December 31, 2013 the Company had a working capital deficiency of $1,909,299. The Company expects to incur significant additional liabilities in connection with its start-up activities. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Our proportionate share of net income or loss of the entity is recorded in Equity in net earnings of investee companies in the Consolidated Statements of  Operations

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates presented and reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of impairment assessment of identifiable intangible assets and valuation allowance for deferred tax assets. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

Stock Compensation

The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance. Share-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, “Stock Compensation” (formerly referred to as SFAS No. 123(R)). Share-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 7 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Accounting for Films and Television Programs.

We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs for an individual film or television program are amortized and participation and residual costs are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film or television program over a period not to exceed ten years from the date of initial release. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed 20 years from the date of acquisition.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful than anticipated and some are less successful than anticipated. Our management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. Our management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of its films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 11 to our audited consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates. As of December 1, 2013, the Company does not have any revenue generating films or television programs.

Investment in Television and Film Productions

Identifiable intangible assets consist of an agreement to acquire the partially completed American Idol style reality series World Star (formerly Recreating A Legend) for $792,000 comprising a $600,000 cash payment plus 1,600,000 shares of Company Common Stock and the completed documentary Making of a Saint: The Journey to Sainthood for $132,040, comprising a $100,000 cash payment plus 267,000 shares of Company Common Stock. These acquired rights are stated at cost. The carrying value of an identifiable intangible asset is tested for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value.

Investments

The Company’s investment in Carbolosic, LLC is accounted for using the equity method of accounting. We monitor our investment for impairment at least annually and make appropriate reductions in the carrying value if we determine that an impairment charge is required based on qualitative and quantitative information.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Investments in non-consolidated subsidiaries

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, the Company compares the carrying amount of the asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Income Taxes

The Company use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Profit (Loss) per Common Share:

Basic profit (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments for the periods presented.

Development Stage

The Company has yet to generate any revenues and continues to devote substantially all of its efforts to development of the various segments of its business through its business development activities and the purchase of assets or similar types of transactions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

NOTE 4 – SCREENPLAY OPTION

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

NOTE 5 – INVESTMENT IN TELEVISION & FILM PRODUCTIONS

On September 12, 2013, the Company, through its wholly-owned subsidiary AMG Television, acquired the partially completed American Idol style reality series World Star (formerly Recreating A Legend) for $792,000, comprising a $600,000 cash payment plus 1,600,000 shares of Company Common Stock and the completed documentary Making of a Saint: The Journey to Sainthood for $132,040, comprising a $100,000 cash payment plus 267,000 shares of Company Common Stock.

NOTE 6 – INVESTMENT IN CARBOLOSIC

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the acquisition, an amount which the Company owed to AMG Energy ($190,177) for various loans and consulting fees was eliminated in the acquisition. AMG Energy owns a fifty percent (50%) interest of Carbolosic Corporation, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, LLC (a related party) and, as of May 1, 2014, the remaining 266,000 shares of Company common stock have yet to be delivered and have been accrued and are recorded as additional paid in capital and an accrued liability in the Company’s balance sheet. As of May 1, 2014, the Company had paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party account payable. The Company’s investment in Carbolosic, LLC is accounted for using the equity method of accounting.

NOTE 7 – DEBT

Short Term Notes Payable—Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officer and directors of the Company, with a term of one year. At December 31, 2013, in the aggregate the notes had an outstanding principal balance of $111,800 and bear interest at a rate of 5% per annum. At December 31, 2013, such related party notes comprised the following:

Payee	Amount

Palm Beach Energy Solutions, LLC	$71,000
Daniel de Liege	200
Grace Capital, Inc.	20,600
Prelude Motorsports	20,000

Total	$111,800

Convertible Debt

On July 6, 2012, the Company entered into a Convertible Debenture with a related party with a face amount of $50,000 due and payable on or before July 1, 2013. Thereafter, on July 31, 2012, the Company entered into a Convertible Debenture with another related party of the Company, with a face amount of $30,000 due and payable on or before July 31, 2013. Each of the Convertible Debentures accrue interest at a rate of ten percent (10%) per annum and is convertible into the Company’s Common Stock in whole or in part at the option of the holder at a conversion rate of $0.12 per share. The Convertible Debentures will automatically convert into Company Common Stock at the conversion rate in the event shares of Company Common Stock trade at a price of $1.00 or more for thirty (30) consecutive trading days; in the event of a Qualified Sale (as defined in the Convertible Debenture); in the event of a merger where shareholders prior to the merger hold less than 50% of the voting power with respect to Company Common Stock following the merger; and upon the completion by the Company of an underwritten initial public offering of the Company’s Common Stock with gross proceeds of at least $5,000,000. $10,000 of the face amount of one of the Convertible Debentures was converted to 83,333 shares of Common Stock in September 2013. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instrument set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

NOTE 8 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is one hundred ten million (110,000,000), one hundred million (100,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of December 31, 2013, the Company had 32,840,476 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued and outstanding at such date. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

On April 2, 2012, the Registrant sold an aggregate of 15,000,000 shares of Company Common Stock to its founders for an aggregate investment of $15,000. Payment for these shares was booked as a stock subscription receivable.

On April 9, 2012, the Registrant sold an aggregate of 400,000 shares of Company Common Stock to four of the Company’s newly appointed directors for an aggregate investment of $4,000. Payment for these shares were recorded as a stock subscription receivable.

Also on April 9, 2012, the Registrant issued an aggregate of 865,000 shares of Company Common stock to ten (10) consultants who had provided services in connection with the conceptualization of the Company and the development of the Company’s Business Plan. The shares were valued at $0.01 per shares and the Company recognized an aggregate expense of $8,650 on account of such share issuances. There were no written agreements with any of the consultants.

Also on April 9, 2012, the Registrant issued an aggregate of 2,000,000 shares of Company Common stock to three (3) persons who had been instrumental in the development of the concepts behind the Company’s Business Plan and who continue to be critical to the implementation of the same. The shares were valued at $0.01 per shares and the Company recognized an aggregate expense of $20,000 on account of such share issuances.

On April 30, 2012, the Company completed a private offering of 1,000,000 shares to 29 investors at $0.01 per share for an aggregate proceeds of $10,000.

On May 4, 2012, the Company issued an aggregate of 130,000 shares of Company Common stock to two (2) consultants who had provided services in connection with the conceptualization of the Company and the development of the Company’s Business Plan. The shares were valued at $0.01 per shares and the Company recognized an aggregate expense of $1,300 on account of such share issuances.

In September 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). Through December 31, 2013, the Company had sold 194,666 shares of Common Stock through the Offering to five (5) investors for aggregate proceeds of $155,001. The Offering is ongoing.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 4,300,477 shares of its common stock for services valued at $2,361,198. The value of 2,000,000 of these shares ($1,500,000) was recorded as a prepaid expense in 2013 as the related consulting agreement was terminated and the shares have been tendered to the Company for cancellation. The Company expects to record $1,500,000 as an offset to this prepaid expense on account of the share cancellation in the quarter ending March 31, 2014.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 4,300,477 shares of its common stock for services valued at $2,361,198.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 83,333 shares of its common stock on account of the conversion of certain Debentures with a face amount of $10,000.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 8,867,000 shares of its common stock as partial consideration for certain acquisitions valued at $5,474,040. During 2013, 2,000,000 shares issued in connection with an acquisition transaction were voluntarily cancelled by the holder.

On November 19, 2013, the Company entered into a Common Stock Purchase Warrant agreement with Constellation Asset Advisors, Inc. whereby it issued a Warrant to purchase 2,000,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share. The Warrant was issued in partial consideration for a Consulting Agreement.

NOTE 9 – SEGMENT INFORMATION

	December 31,
	2013	2012
Revenue:
Alliance Media Group Holdings, Inc.	$-	$-
AMG Renewables, LLC	-	-
AMG Entertainment, LLC	-	-
Total Revenue	-	-
Net Operating Losses
Alliance Media Group Holdings, Inc.	$2,215,495	105,010
AMG Renewables, LLC	380	-
AMG Entertainment, LLC	88,638
Total Net Losses	3,304,513	105,010
Total Assets:
Alliance Media Group Holdings, Inc.	$1,598,771	$30,004
AMG Renewables, LLC	7,460,927	-
AMG Entertainment, LLC	992,485	-
Total Net Assets	10,052,183	30,004

NOTE 10 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2013 and 2012 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2013	December 31, 2012
Statutory federal income tax rate	-34%	-34%
State income tax, net of federal benefits	-6%	-6%
Permanent differences	0%	0%
Valuation Allowance	-40%	-40%
Income tax provision (benefit)	-80%	-80%

The benefit for income tax is summarized as follows:

	Years Ended
	December 31, 2013	December 31, 2012
Federal
Current	$–	$–
Deferred	(451,000)	(37,000)
State
Current	(77,000)	(6,300)
Deferred	–	–
Change in valuation allowance	(528,000)	(43,300)
Income tax provision (benefit)	$–	$–

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2013 and 2012 are as follows:

	Years Ended
	December 31, 2013	December 31, 2012
Deferred tax asset
Net operating loss carryovers	$180,083	$105,010
Stock-based compensation	1,109,750	—
Total deferred tax assets	1,289,834	105,010
Valuation Allowance	(1,289,834)	(105,010)
Deferred tax asset, net of allowance	$–	$–

As of December 31, 2013 and 2012, the Company had $180,083 and $ 105,010 of Federal net operating loss carryovers (“NOLs”) which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files U.S. Federal and Florida tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2012. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 4,000 sq. ft. located at 400 N. Congress Ave., Suite 130, West Palm Beach, FL 33401 from 400 North Congress Ave Building for a gross rent of $4,085 plus sales tax and the tenant’s share of operating expenses per month. The term of the lease is 40 months terminating August 6,

2015. Rent expense for the year ended December 31, 2013 and the period ending December 31, 2012 was $32,639 and $8,443 respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

Related Transactions

1)

On January 2, 2013, the Company entered into three Consulting Agreements with related parties, (each calling for monthly payments to the consultant in the amount of $10,000. Under the terms of the Consulting Agreements, each Consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts and provide input and advice on the structuring of a private placement offering and the production of supporting materials. The Consulting Agreements will stay in place so long as the Company requires the Consultant’s services.

2)

Mark W. Koch and Daniel de Liege are principals of AMG Energy Solutions, Inc, which owns 49% of AMG Energy Group, LLC. The company owns the remaining 51% of AMG Energy Group, LLC (see NOTE 6, above).

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Short-term notes payable and convertible notes issued to related parties are described in NOTE 7.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2014, which is the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Stockholders’ Equity:

On March 17, 2014, a consulting agreement entered into in 2013 was terminated and 2,000,000 shares of common stock (valued at $1,500,000) which were issued in 2013 to the consultant in connection with that agreement were returned to the Company for cancellation. The Company has no residual liability on account of this consulting agreement. The Company had recorded the $1,500,000 expense attributable to the stock issuance as a prepaid expense in 2013 and will record a $1,500,000 offset to such prepaid expense on account of the share cancellation in the quarter ending March 31, 2014.

Convertible Debentures:

$50,000 of the principal and accrued interest thereon of the aggregate amount of the outstanding convertible debentures was converted to 458,333 shares of Common Stock on January 31, 2014 and the remaining $20,000 of outstanding convertible debentures was repaid on May 1, 2014 and the accrued interest thereon will be converted into shares of Common Stock. (see NOTE 7).

Intangible Assets;

On April 25, 2014, the Company notified the Seller that it was rescinding its agreements to acquire the partially completed American Idol style reality series World Star (formerly Recreating A Legend) and the completed documentary Making of a Saint: The Journey to Sainthood due to the discovery of potential misrepresentations on the part of the Seller with respect to the assets acquired. At the same time, the Company filed a lawsuit against the Seller in Palm Beach County, Florida seeking to rescind the Asset Purchase agreements and to seek the return of the Company stock which had been issued in connection with the transactions and for financial damages. In response, the Seller has alleged that the Company had breached the agreement, an allegation that the Company denies. The litigation is in its early stages and the Company cannot predict whether a successful outcome will be achieved. (see NOTE 5).

Private Offering:

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). During the period commencing January 1, 2014 through May 1, 2014, the Company sold an additional 858,955 shares of Common Stock through the Offering to approximately fifty-five (55) investors for aggregate proceeds of approximately $644,216. As of May 1, 2014, the Company had sold an aggregate of 1,053,621 shares in the Offering for aggregate proceeds of approximately $789,956. The Offering is ongoing (see NOTE 6).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s President and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

b)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2013.

Management believes that the material weakness set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors, coupled with not having individuals on staff or retainer with a thorough knowledge of US GAAP and SEC rules and regulations and lack of effective oversight on the financial close process results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Remediation Plan

Management is sensitive to the issues presented and intends to take appropriate action when the Company’s financial resources permit. In May 2014, the Company hired a Financial Controller and intends to hire additional support staff when its financial resources permit. In addition, Management will continue to review and make necessary changes to the overall design of our internal control environment.

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

Name	Age	Positions
Daniel de Liege	47	Director, CEO, CFO, President, and Secretary

Mark W. Koch	54	Director

Johan Sturm	69	Director

Ron Logan	74	Director

Joseph McNaney	55	Director

Ted Chasanoff	62	Director

Daniel de Liege became CEO, President, Secretary and a director of the Company in April 2012 and CFO in April 2014. Prior to founding the Company, Mr. de Liege has been the President and CEO of Prelude Pictures since 1997. Prior to that Mr. de Liege was President of 24/7 Entertainment from 1994 until 1997. Mr. de Liege attended Palm Beach State College and is on the Board of Directors of The Timothy Initiative, a not for profit organization.

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

Ted R. Chasanoff has been a director of the Company since October 2013. Ted Chasanoff is currently a shareholder in Mayer Hoffman McCann CPAs and a managing director of CBIZ MHM LLC. He is experienced in both the accounting and merger and acquisition area and provides business advisory services to publicly and privately held clients in various industries including media, technology, retail, distribution and service industries. He has worked closely with private equity groups, venture capital funds and the investment banking communities. He has served as the engagement partner on many large and small publicly traded companies. Prior to joining Mayer Hoffman McCann and CBIZ MHM he served as an audit partner at KPMG.  Mr. Chasanoff received his undergraduate degree from SUNY at Stony Brook and his MBA from Rutgers University. He has been a speaker at many conferences throughout the United States on accounting and merger and acquisition topics.

There are no family relationships between our officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Audit Committee and Audit Committee Financial Expert

Ted Chasanoff is designated as the audit committee financial expert, however, we do not currently have a functioning audit committee and our entire board of directors handles the functions that would otherwise be handled by an audit committee. We expect to designate an audit committee of our board of directors in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2013, all reports required to be filed were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2013 and 2012, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2013 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as our executive officer as of the end of our last fiscal year.

Name and Principal Position	Year		Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan ($)		Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)		Total ($)

Daniel de Liege (President, CEO)		2013		$0		$0		$0		$0		$0	$0		$25,000		$25,000
		2012		$0		$0		$0		$0		$0	$0		$12,950		$12,950

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 1, 2014, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	No. of Shares (1)	% Owned (2)	Capacity
Daniel de Liege	4,505,000	13.522%	Officer/Director
400 N Congress Avenue Suite 130
West Palm Beach, FL 33401

Mark W. Koch (3)	4,026,000	12.097%	Director
400 N Congress Avenue Suite 130
West Palm Beach, FL 33401

Johan Sturm (4)	3,376,316	10.145%	Director
400 N Congress Avenue Suite 130
West Palm Beach, FL 33401

Joseph McNaney	1,184,000	3.558%	Director
400 N Congress Avenue Suite 130
West Palm Beach, FL 33401

Ron Logan	100,000	*	Director
400 N Congress Avenue Suite 130
West Palm Beach, FL 33401

Ted R. Chasanoff (5)	304,308	*	Director
400 N Congress Avenue Suite 130
West Palm Beach, FL 33401

All officers and directors as a group
(six persons)	13,495,624	40.552%

AMG Energy Solutions, LLC (6)	6,700,000	20.132%	5% Holder
400 N Congress Avenue Suite 130
West Palm Beach, FL 33401

*  less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(2)  This table is based upon 33,279,748 shares issued and outstanding as of May 1, 2014.

(3) Includes 500,000 Shares owned by Mark W. Koch, 20,000 shares owned by Marilyn Koch, 6,000 shares owned by Blake Koch and 3,500,000 shares owned by MWK Holdings, Inc., the beneficial owner of which is Mark Koch.

(4) Includes 3,151,316 shares owned by Willem Johan Sturm and Marie M Veronique Sturm JT, 112,500 shares owned by Angelique Sturm and 112,500 shares owned by Jayson Sturm.

(5) Includes 196,808 shares owned by Ted Chasanoff, 7,500 shares owned by Devin Chasanoff and 100,000 shares owned by Teddy Chasanoff.

(6)  The beneficial owner of AMG Energy Solutions, LLC is Daniel de Liege.

 Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

1)

On January 2, 2013, the Company entered into three Consulting Agreements with related parties, (each calling for monthly payments to the consultant in the amount of $10,000. Under the terms of the Consulting Agreements, each Consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts and provide input and advice on the structuring of a private placement offering and the production of supporting materials. The Consulting Agreements will stay in place so long as the Company requires the Consultant’s services.

2)

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officer and directors of the Company, with a term of one year. At December 31, 2013, in the aggregate the notes had an outstanding principal balance of $111,800 and bear interest at a rate of 5% per annum. At December 31, 2013, such related party notes comprised the following:

Payee	Amount

Palm Beach Energy Solutions, LLC	$71,000
Daniel de Liege	200
Grace Capital, Inc.	20,600

Prelude Motorsports	20,000

Total	$111,800

3)

Daniel de Liege advanced an aggregate of $18,000 to the cover security deposits for the leases related to New York Sandwich Company and the Company’s headquarters.

4)

Mark W. Koch and Daniel de Liege are principals of AMG Energy Solutions, Inc, which owns 49% of AMG Energy Group, LLC. The company owns the remaining 51% of AMG Energy Group, LLC.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Director Independence

The Company has three (3) “independent” directors (Joseph McNaney, Ron Logan and Ted Chasanoff) within the meaning of Nasdaq Marketplace Rule 4200.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co.P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013 and review our interim financial statements for the first, second and third quarters of 2014 will be approximately $35,000 The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2012 and review our interim financial statements for the first, second and third quarters of 2013 was approximately $10,400.

AUDIT-RELATED FEES

During the past fiscal year, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal year ended December 31, 2013.

ALL OTHER FEES

During the past fiscal year, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2013, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Paritz & Co. P. A., Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the year ended December 31, 2013 and the period from inception (March 28, 2012) through December 31, 2012 and the period from inception (march 28, 2012) through December 31, 2013

Consolidated Statements of Changes in Stockholders’ Equity for the period from inception (March 28, 2012) through December 31, 2013

Consolidated Statements of Cash Flows for the year ended December 31, 2013 and the period from inception (March 28, 2012) through December 31, 2012 and the period from inception (March 28, 2012) through December 31, 2013

Notes to the Consolidated Financial Statements

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

By
/s/ Daniel de Liege

Daniel de Liege
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date
May 19, 2014

By
/s/ Daniel de Liege

Daniel de Liege
Chief Financial Officer (Principal Financial and Accounting Officer)

Date
May 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Daniel de Liege

Daniel de Liege
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

Date
May 19, 2014

By
/s/ Johan Sturm

Johan Sturm
Director

Date
May 19, 2014

By
/s/ Mark W. Koch

Mark W. Koch
Director

Date
May 19, 2014

By
/s/ Joseph McNaney

Joseph McNaney
Director

Date
May 19, 2014

By
/s/ Ron Logan

Ron Logan
Director

Date
May 19, 2014

By
/s/ Ted Chasanoff

Ted Chasanoff
Director

Date
May 19, 2014