Form 10-Q
period 2014-03-31
Alliance Media Group Holdings, Inc.
filed 2014-05-20
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 33,279,748 shares of common stock outstanding as of May 15, 2014.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	MINE SAFETY DISCLOSURES
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance Media Group Holdings, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$1,087,945	$60,409
Prepaid expenses	94,168	1,539,142
TOTAL CURRENT ASSETS	1,182,113	1,599,551

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $5,899 AND $5,365 AT DECEMBER 31, 2013 AND MARCH 31, 2014, RESPECTIVELY	65,241	51,269

Other assets:
Security deposits	18,000	18,000
Investment in film and television productions	924,040	924,040
Investment in and advances to Carbolosic	7,492,513	7,459,323

TOTAL OTHER ASSETS	$8,434,553	$8,401,363

TOTAL ASSETS	$9,681,907	$10,052,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$767,604	$757,969
Liability for stock to be issued	1,578,015	354,500
Payable relating to an acquisition - Related party	2,200,000	2,200,000
Short Term Note Payable - Related party	111,800	111,800
Convertible Debentures Payable - Other	20,000	70,000
Interest Payable - Related Party	4,310	2,932
Interest Payable - Other	4,704	11,649
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	4,686,433	3,508,850

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,773,392 shares issued and outstanding at March 31, 2014 and 32,840,476 shares issued an outstanding at December 31, 2013)	32,773	32,841
Stock Subscription Receivable	(10,000)	(10,000)
Additional paid-in capital	8,667,624	8,930,015
Deficit accumulated during development stage	(3,694,923)	(2,409,523)
Total stockholders' equity	4,995,474	5,043,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,681,907	$10,052,183

See accompanying notes to financial statements

Alliance Media Group Holdings, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

			March 28, 2012
	Three Months Ended	Three Months Ended	(inception) Through
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues	$—	$—	$—

Operating expense:
General and administrative	1,262,414	17,370	3,656,214
Equity loss (Carbolosic)	20,690	—	20,690
Total operating expenses	1,283,104	17,370	3,676,904

Loss from operations:	(1,283,104)	(17,370)	(3,676,904)

Interest expense	2,296	1,972	18,019
Net loss	$(1,285,400)	$(19,342)	$(3,694,923)

Basic and diluted net loss per share	$(0.04)	$(0.00)

Weighted average common shares outstanding	33,679,877	19,395,000

See accompanying notes to financial statements

Alliance Media Group Holdings, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended	March 28, 2012 (inception) Through
	March 31, 2014	March 31, 2013	March 31, 2014
Cash flows from operating activities
Net loss	$(1,285,400)	$(19,342)	$(3,694,923)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	(534)	—	5,365
Accrued interest on convertible debenture	2,296	1,973	16,877
Issuance of common stock for services	755,000	—	1,616,198
Issuance of warrants for services	—	—	902,772
Changes in operating assets and liabilities
Prepaid expenses	(55,026)	—	(94,168)
Accounts payable and accrued liabilities	33,873	(1,474)	982,019
Net cash used in operating activities	(549,791)	(18,843)	(265,860)

Cash flows from investing activities
Purchase of property and equipment	(13,438)	—	(70,606)
Cash paid for acquisitions	—	—	(700,000)
Security deposit	—	—	(18,000)
Due from related party	(33,190)	—	(33,190)
Net cash used in investing activities	(46,628)	—	(821,796)

Cash flows from financing activities
Proceeds from short-term note payable - related party	—	8,850	111,800
Net proceeds from issuance of common stock	424,678	10,000	774,629
Net proceeds of common stock yet to be issued	1,199,277	—	1,199,277
Proceeds from issuance of Convertible Debt	—	—	80,000
Contributions to Additional Paid-In-Capital	—	—	9,895
Net cash provided by financing activities	1,623,955	18,850	2,175,601

Net increase in cash and cash equivalents	1,027,536	7	1,087,945

Cash and cash equivalent at beginning of the period	60,409	4	—
Cash and cash equivalent at end of the period	$1,087,945	$11	$1,087,945

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$—	$—	$—
Taxes	—	—	—

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$50,000	$—	$60,000
Conversion of Interest to Common Stock	7,863	—	7,863
Common Stock issued for Investment in Carbolosic	—	—	5,250,000
Common stock to be issued for investment in Carbolosic	—	—	199,500
Common stock issued for investment in film and television productions	—	—	224,040
Debt incurred for acquisition of Carbolosic	—	—	2,200,000
Common stock (returned) issued recorded to prepaid expense	(1,500,000)	—	—
Equity loss on investment (Carbolosic)	(20,690)	—	(20,690)

See accompanying notes to financial statements

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information set forth in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2013.

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

The Company operates two wholly-owned subsidiaries: AMG Entertainment, LLC and AMG Renewables, LLC.

AMG ENTERTAINMENT, LLC

AMG Entertainment, LLC, a Florida limited liability company (“AMG Entertainment”), was created for the purpose of the commercial production, distribution and exploitation of motion pictures and other entertainment products including but not limited to animation, television, live events, recorded music, merchandising, commercial retail and destination properties, including but not limited to theme parks, theme restaurants, NASCAR and other sporting ventures. AMG Entertainment has five wholly owned subsidiaries, AMG Live, LLC, a Florida limited liability company (“AMG Live”); AMG Television, Inc., a Florida Corporation (“AMG Television”); AMG Releasing, LLC, a Florida limited liability company (“AMG Releasing”); AMG Music, Inc., a Florida Corporation (“AMG Music”); and AMG Restaurant Operations, LLC, a Florida limited liability company (“AMG Restaurant”).

AMG Restaurant has begun construction of its first theme restaurant The New York Sandwich Company in Ft. Lauderdale, Florida.

AMG RENEWABLES, LLC

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($190,177) for various loans and consulting fees was eliminated in the acquisition. AMG Energy owns a fifty percent (50%) interest of Carbolosic Corporation, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing.   On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, LLC (a related party) and, as of May 15, 2014, the remaining 266,000 shares of Company common stock have yet to be delivered and have been accrued and are recorded as additional paid in capital and an accrued liability in the Company’s balance sheet. As of May 15, 2014, the Company had paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party account payable. In the quarter ended March 31, 2014, the Company paid $53,880 on Carbolosic’s behalf. Following the equity accounting method, the Company recorded $20,690 as a loss on its investment in Carbolosic.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has engaged in only development stage activities since inception (March 28, 2012) through March 31, 2014; has incurred losses since inception, has an accumulated deficit, and may be unable to raise further equity. At March 31, 2014 the Company had a working capital deficiency of $3,504,320. The Company expects to incur significant additional liabilities in connection with its start-up activities. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

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

NOTE 6 – INVESTMENT IN CARBOLOSIC

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the acquisition, an amount which the Company owed to AMG Energy ($190,177) for various loans and consulting fees was eliminated in the acquisition. AMG Energy owns a fifty percent (50%) interest of Carbolosic Corporation, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing.   On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, LLC (a related party) and, as of May 15, 2014, the remaining 266,000 shares of Company common stock have yet to be delivered and have been accrued and are recorded as additional paid in capital and an accrued liability in the Company’s balance sheet. As of May 15, 2014, the Company had paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party account payable. In the quarter ended March 31, 2014, the Company paid $53,880 on Carbolosic’s behalf. Following the equity accounting method, the Company recorded $20,690 as a loss on its investment in Carbolosic.

NOTE 7 – DEBT

Short Term Notes Payable—Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officer and directors of the Company, with a term of one year. At March 31, 2014, in the aggregate, the notes had an outstanding principal balance of $111,800 and bear interest at a rate of 5% per annum. At March 31, 2014, such related party notes comprised the following:

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

NOTE 8 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is one hundred ten million (110,000,000), one hundred million (100,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of March 31, 2014, the Company had 32,773,392 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued and outstanding at such date. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

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

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). Through March 31, 2014, the Company has sold 761,249 shares of Common Stock through the Offering for aggregate proceeds of approximately $570,940. In the quarter ended March 31, 2014, the Company sold 566,583 shares of Common Stock through the Offering for aggregate proceeds of approximately $424,940. In addition, the Company has collected approximately $1,578,015 for shares which have been sold in the Offering which had yet to be issued as of March 31, 2014. The Offering is ongoing.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 4,300,477 shares of its common stock for services valued at $2,361,198. The value of 2,000,000 of these shares ($1,500,000) was recorded as a prepaid expense in 2013 as the related consulting agreement was terminated and the shares have been tendered to the Company for cancellation. The Company recorded $1,500,000 as an offset to this prepaid expense on account of the share cancellation in the quarter ending March 31, 2014.

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

On March 17, 2014, a consulting agreement entered into in 2013 was terminated and 2,000,000 shares of common stock (valued at $1,500,000) which were issued in 2013 to the consultant in connection with that agreement were returned to the Company for cancellation. The Company has no residual liability on account of this consulting agreement. The Company had recorded the $1,500,000 expense attributable to the stock issuance as a prepaid expense in 2013 and recorded a $1,500,000 offset to such prepaid expense on account of the share cancellation in the quarter ended March 31, 2014.

During the quarter ended March 31, 2014, the Company issued an aggregate of 458,333 shares of its common stock on account of the conversion of certain Debentures with a face amount of $50,000 together with accrued interest.

During the quarter ended March 31, 2014, the Company issued an aggregate of 908,000 shares of its common stock for services valued at $755,000.

NOTE 9 – SEGMENT INFORMATION

	March 31,
	2014	2013
Revenue:
Alliance Media Group Holdings, Inc.	$—	$—
AMG Renewables, LLC	—	—
AMG Entertainment, LLC	—	—
Total Revenue	—	—
Net Operating Losses
Alliance Media Group Holdings, Inc.	$1,202,685	105,010
AMG Renewables, LLC	40,680	—
AMG Entertainment, LLC	42,035
Total Net Losses	1,285,400	105,010
Total Assets:
Alliance Media Group Holdings, Inc.	$1,246,221	$30,004
AMG Renewables, LLC	7,443,443	—
AMG Entertainment, LLC	992,242	—
Total Net Assets	9,681,907	30,004

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease

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

Convertible Debentures:

The remaining $20,000 of outstanding convertible debentures was repaid on May 1, 2014 and the accrued interest thereon will be converted into 6,492 shares of Common Stock.

Subsequent Issuances in Private Placement:

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). During the period commencing April 1, 2014 through May 15, 2014, the Company sold an additional 292,372 shares of Common Stock through the Offering for aggregate proceeds of approximately $219,280.

Shares Issued for Services:

During the period April 1, 2014 through May 15, 2014, the Company issued an aggregate of 213,984 shares of its common stock for services valued at approximately $160,488.

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

AMG RENEWABLES, LLC

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy

Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock.  In connection with the transaction, an amount which the Company owed to AMG Energy ($190,177) for various loans and consulting fees was eliminated in the acquisition. AMG Energy owns a fifty percent (50%) interest of Carbolosic Corporation, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing.  On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, LLC (a related party) and, as of May 15, 2014, the remaining 266,000 shares of Company common stock have yet to be delivered and have been accrued and are recorded as additional paid in capital and an accrued liability in the Company’s balance sheet. As of May 15, 2014, the Company had paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party account payable. In the quarter ended March 31, 2014, the Company paid $53,880 on Carbolosic’s behalf. Following the equity accounting method, the Company recorded $20,690 as recovery of a portion of its investment in Carbolosic.

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

•

AMG Restaurant Operations has begun construction of its first theme restaurant The New York Sandwich Company in Ft. Lauderdale, Florida. The initial restaurant is scheduled to open in the second quarter of 2014.

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

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). Through March 31, 2014, the Company has sold 2,394,621 shares (including 1,624,038 shares which have yet to be issued) of Common Stock through the Offering for aggregate proceeds of $1,788,706. In the quarter ended March 31, 2014, the Company sold 1,993,286 shares (including 1,599,038 shares which have yet to be issued) of Common Stock through the Offering for aggregate proceeds of $1,487,706. The Offering is ongoing.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 4,300,477 shares of its common stock for services valued at $2,361,198. The value of 2,000,000 of these shares ($1,500,000) was recorded as a prepaid expense in 2013 as the related consulting agreement was terminated and the shares have been tendered to the Company for cancellation. The Company recorded $1,500,000 as an offset to this prepaid expense on account of the share cancellation in the quarter ending March 31, 2014.

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

During the quarter ended March 31, 2014, the Company issued an aggregate of 458,333 shares of its common stock on account of the conversion of certain Debentures with a face amount of $50,000.

During the quarter ended March 31, 2014, the Company issued an aggregate of 908,000 shares of its common stock for services valued at approximately $755,000.

Going Concern

We have engaged in only development stage activities since inception (March 28, 2012) through March 31, 2014; has incurred losses since inception, has an accumulated deficit, and may be unable to raise further equity. At March 31, 2014, the Company had a working capital deficiency of $3,504,320. The Company expects to incur significant additional liabilities in connection with its start-up activities, including the cost associated with securities law compliance, which are estimated to exceed $50,000 per annum at a minimum.  As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

Results of Operations

Comparison of the period ended March 31, 2014 to March 31, 2013

For the quarter ended March 31, 2014 our net loss was $1,285,400, compared with $19,342 for the quarter ended March 31, 2013. These periods are not comparable as the Company had no operations during the quarter ended March 31, 2013 and only minimal operating expense.  We recognized no revenues in either period.

In the quarter ended March 31, 2014, our general and administrative expenses increased by $1,262,414 to $1,245,044 from $17,370 in the quarter ended March 31, 2013.

During the quarter ended March 31, 2014, the Company issued an aggregate of 908,000 shares of its common stock for services valued at approximately $755,000.

Depreciation and Amortization expense in the quarter ended March 31, 2014 was $(534) which resulted from an adjustment of previously recorded depreciation and amortization expense. Depreciation and Amortization expense in the quarter ended March 31, 2013 was $-0-.

Interest expense increased in the quarter ended March 31, 2014 by $324 to $2,296 from $1,972 in the quarter ended March 31, 2013. The increase was the result of increased borrowings.

Liquidity and Capital Resources

Liquidity

As of March 31, 2014 we had $1,087,945 in cash and an accumulated deficit during the development stage of $3,694,923. Total Stockholders’ Equity at March 31, 2014 was $4,995,474. Total liabilities, including advances, the amount payable on account of an acquisition and other notes payable at March 31, 2014, together with interest payable thereon, was $4,686,433, a change of $4,591,914 from $94,519 at March 31, 2013. Our operating activities used $549,791 in cash for the quarter ended March 31, 2014. Our investing activities used $46,628.

Capital Resources

At this time, we have limited liquidity and capital resources. To continue funding the Company’s operations, we will clearly require additional funding for ongoing operations and to finance such projects we may identify. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

During 2013, AMG Television had entered into an agreement to acquire the partially completed American Idol style reality series World Star (formerly Recreating A Legend) for a $600,000 cash payment plus 1,600,000 shares of Company Common Stock and the completed documentary Making of a Saint: The Journey to Sainthood for a $ 100,000 cash payment plus 267,000 shares of Company Common Stock. Subsequently, on April 25, 2014, the Company notified the Seller that it was rescinding both transactions due to a failure to provide required items in order to exploit the projects and filed a lawsuit against the Seller seeking to rescind the Asset Purchase agreements and to seek the return of the Company stock which had been issued in connection with the transaction. In response, the Seller has alleged that it was the Company that breached the agreement. The Company denies this allegation.  The litigation is in its early stages and the Company cannot predict whether a successful outcome will be achieved.

Other than the aforementioned matter, there are no other legal proceedings which are pending or have been threatened against the Company or any of its officers, directors or control persons of which management is aware

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by us from January 1, 2014 through May 15, 2014 which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of	Amount of Securities	Consideration
		Security	Sold
R. Arthur Dunkle	1/6/14	Common Stock	40,000	Purchase @ $0.75 per share
Heidi B.Creekmur	1/6/14	Common Stock	15,000	Purchase @ $0.75 per share
David M. Nelms	1/6/14	Common Stock	13,334	Purchase @ $0.75 per share
Kaith & Elaine Ragon	1/6/14	Common Stock	13,334	Purchase @ $0.75 per share
Nadia Marrese	1/6/14	Common Stock	66,667	Purchase @ $0.73 per share
John Bittel	1/6/14	Common Stock	33,334	Purchase @ $0.75 per share
Robert Diener	1/9/14	Common Stock	(100,000)	Cancel prior issuance
Joseph McNaney	2/4/14	Common Stock	1,000,000	Professional services
Ted & Cari Lyon	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Benjamin Ellis McCurdy	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Vince Desai	2/5/14	Common Stock	12,000	Purchase @ $0.75 per share
Robert Bromley Davis	2/5/14	Common Stock	21,000	Purchase @ $0.75 per share
David Murg	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Richard & Melody Spano	2/5/14	Common Stock	33,334	Purchase @ $0.75 per share
Andrew Bromley Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Edward Thomas Bromley Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Diana Carolyn Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Gary E. Miano	2/5/14	Common Stock	1,334	Purchase @ $0.75 per share
John T. Helvie	2/5/14	Common Stock	1,334	Purchase @ $0.75 per share
Nadia Marrese	2/5/14	Common Stock	13,667	Purchase @ $0.73 per share
Marcia G. Malits	2/5/14	Common Stock	4,000	Purchase @ $0.75 per share
Gabriel Miller	2/5/14	Common Stock	6,672	Purchase @ $0.75 per share
Robert & Sandra Andrys	2/5/14	Common Stock	7,700	Purchase @ $0.75 per share
Lance G. Hoppen	2/5/14	Common Stock	6,700	Purchase @ $0.75 per share
Michael G. Geisler	2/5/14	Common Stock	13.334	Purchase @ $0.75 per share
Dawn A Goughnour	2/5/14	Common Stock	15,000	Purchase @ $0.75 per share
Wayne Evan Tullos	2/6/14	Common Stock	458,333	Debenture Conversion
David M. Rittenhouse	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Samuel Spector	2/26/14	Common Stock	2,667	Purchase @ $0.75 per share
Kaith Ragon	2/26/14	Common Stock	13,334	Purchase @ $0.75 per share
Danny Bochel	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Frances Frazier	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Scott & Elizabeth Sheppard	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Thomas Camerlengo et. al.	2/26/14	Common Stock	3,334	Purchase @ $0.75 per share
Jeffrey Allen Mills	2/26/14	Common Stock	8,000	Purchase @ $0.75 per share
Ronald E. Rivers	2/26/14	Common Stock	4,667	Purchase @ $0.75 per share
Nadia Marrese	2/26/14	Common Stock	53.334	Purchase @ $0.75 per share
Alfred & Linda Cardamone	2/26/14	Common Stock	13.334	Purchase @ $0.75 per share
Cooper Alexander Stetson	2/26/14	Common Stock	8,000	Professional services
Dan Moss Jr.	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Gabrielle Rusignuolo	2/26/14	Common Stock	11,000	Purchase @ $0.75 per share
Dennis & Susan George	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Darrell Slaughter	2/26/14	Common Stock	1.334	Purchase @ $0.75 per share
Hugh F. Quinn	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Paul Meicka	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Brian D. Hughes	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
John J. & Darla Melkun	2/26/14	Common Stock	13,333	Purchase @ $0.75 per share
Roy Sciacca	3/17/14	Common Stock	(2,000,000)	Cancel prior issuance

Susan Kubiak	4/1/14	Common Stock	10,000	Purchase @ $0.75 per share
Gabrielle Rusignuolo	4/1/14	Common Stock	11,000	Purchase @ $0.75 per share
Michael Sacco	4/1/14	Common Stock	10,000	Purchase @ $0.75 per share
Gregg Spiegel	4/1/14	Common Stock	66,668	Purchase @ $0.75 per share
Jay Silver	4/1/14	Common Stock	66,668	Purchase @ $0.75 per share
Jerry & Pamela Mercer	4/1/14	Common Stock	4,000	Purchase @ $0.75 per share
Nadia Marrese	4/1/14	Common Stock	13,334	Purchase @ $0.75 per share
Robert Bromley Davis	4/1/14	Common Stock	66,700	Purchase @ $0.75 per share
Nadia Marrese	4/1/14	Common Stock	13,334	Purchase @ $0.75 per share
Jerry & Pamela Mercer	4/1/14	Common Stock	4,000	Purchase @ $0.75 per share
Robert A. Twitty	4/1/14	Common Stock	26,668	Purchase @ $0.75 per share
Wayne Evan Tullos	4/1/14	Common Stock	100,000	Professional services
Ken Hickman	4/1/14	Common Stock	13,984	Professional services
Howard Ash	4/1/14	Common Stock	100,000	Professional services

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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

ALLIANCE MEDIA GROUP HOLDINGS, INC.

Date: May 20, 2014	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Executive Officer)
Date: May 20, 2014	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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