Form 10-Q/A
period 2014-03-31
Alliance Media Group Holdings, Inc.
filed 2014-06-17
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

First Amendment

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2014

Commission File Number: 333-181633

ALLIANCE MEDIA GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-4944960
(State of organization)	(I.R.S. Employer Identification No.)

400 N Congress Avenue Suite 130

West Palm Beach, FL 33401

(Address of principal executive offices)

(888) 607-3555

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

ALLIANCE MEDIA GROUP HOLDINGS, INC.

Date: June 17, 2014	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege
Director, CEO, Acting CFO, President, Secretary And Treasurer (Principal Executive Officer)
Date: June 17, 2014	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege Director, CEO, Acting CFO, President, Secretary And Treasurer
(Principal Financial Officer)