Form 10-Q
period 2014-06-30
Alliance Media Group Holdings, Inc.
filed 2014-08-14
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2014

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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 36,061,838 shares of common stock outstanding as of August 14, 2014

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
SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance Media Group Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$774,380	$60,409
Prepaid expenses	508,905	1,539,142
TOTAL CURRENT ASSETS	1,283,285	1,599,551

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $11,873 AND $5,899 AT JUNE 30, 2014 AND DECEMBER 31, 2013, RESPECTIVELY	159,559	51,269

Other assets:
Security deposits	22,278	18,000
Investment in film and television productions	—	924,040
Investment in and advances to an unconsolidated affiliate	7,499,979	7,459,323
TOTAL OTHER ASSETS	$7,522,257	$8,401,363

TOTAL ASSETS	$8,965,101	$10,052,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$956,685	$757,969
Liability for stock to be issued	38,438	354,500
Payable relating to an acquisition - Related party	2,031,257	2,200,000
Short Term Note Payable - Related party	71,000	111,800
Convertible Debentures Payable - Other	—	70,000
Interest Payable - Related Party	3,697	2,932
Interest Payable - Other	—	11,649
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	3,101,077	3,508,850

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 36,055,171 shares issued and outstanding at June 30, 2014 and 32,840,476 shares issued and outstanding at December 31, 2013	36,055	32,841
Stock Subscription Receivable	(10,000)	(10,000)
Additional paid-in capital	11,841,824	8,930,015
Deficit accumulated during development stage	(6,003,855)	(2,409,523)
Total stockholders' equity	5,864,024	6,543,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,965,101	$10,052,183

See accompanying notes to financial statements

Alliance Media Group Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30		March 28, 2012 (inception) Through
	2014	2013	2014	2013	June 30, 2014
Revenues	$—	$—	$—	$—	$—

Operating expense:
General and administrative	1,370,017	21,594	2,632,431	38,964	5,026,231
Equity loss in an unconsolidated affiliate	13,717	—	34,407	—	34,407
Asset Impairment	924,040	—	924,040	—	924,040
Total operating expenses	2,307,774	21,594	3,590,878	38,964	5,984,678

Loss from operations:	(2,307,774)	(21,594)	(3,590,878)	(38,964)	(5,984,678)

Interest expense	1,158	2,208	3,454	4,180	19,177
Net loss	$(2,308,932)	$(23,802)	$(3,594,332)	$(43,144)	$(6,003,855)

Basic and diluted net loss per share	$(0.07)	$(0.00)	$(0.10)	$(0.00)

Weighted average common shares outstanding	35,194,355	19,395,000	34,441,299	19,395,000

See accompanying notes to financial statements

Alliance Media Group Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended	March 28, 2012 (inception) Through
	June 30, 2014	June 30, 2013	June 30, 2014
Cash flows from operating activities
Net loss	$(3,594,332)	$(43,144)	$(6,003,855)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	5,974	—	11,873
Asset Impairment	924,040		924,040
Accrued interest on convertible debenture	—	4,181	14,581
Issuance of common stock for services	1,781,667	—	2,671,815
Issuance of warrants for services	—	—	902,772
Changes in operating assets and liabilities
Prepaid expenses	(469,763)	—	(508,905)
Accounts payable and accrued liabilities	78,195	(1,473)	1,162,591
Net cash used in operating activities	(1,274,219)	(40,436)	(825,088)

Cash flows from investing activities
Purchase of property and equipment	(114,264)	—	(171,432)
Cash paid for acquisitions	—	—	(700,000)
Security deposit	(4,278)	—	(22,278)
Debt payment relating to an acquisition	(168,743)	—	(168,743)
Investment in and advance to an unconsolidated affiliate	(40,656)	—	(40,656)
Net cash used in investing activities	(327,941)	—	(1,103,109)

Cash flows from financing activities
Proceeds/(repayment) from short-term note payable - related party	(40,800)	30,000	71,000
Net proceeds from issuance of common stock	2,375,993	10,000	2,541,994
Net proceeds of common stock yet to be issued	938	—	19,688
Proceeds from shareholder advances	—	18,485	—
Proceeds/(repayment) from issuance of Convertible Debt	(20,000)	—	60,000
Contributions to Additional Paid-In-Capital	—	—	9,895
Net cash provided by financing activities	2,316,131	58,485	2,702,577

Net increase in cash and cash equivalents	713,971	18,049	774,380

Cash and cash equivalent at beginning of the period	60,409	4	—
Cash and cash equivalent at end of the period	$774,380	$18,053	$774,380

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$4,742	$—	$4,742
Taxes	—	—	—

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$50,000	$—	$60,000
Conversion of Interest to Common Stock	7,863	—	7,863
Common stock issued for investment in Carbolosic	199,500	—	5,449,500
Common stock issued for investment in film and television productions	—	—	224,040
Debt incurred for acquisition of Carbolosic		—	2,200,000
Common stock (returned) issued recorded for prepaid expense	(1,500,000)	—	—

See accompanying notes to financial statements

ALLIANCE MEDIA GROUP HOLDINGS, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information set forth in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2013.

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

The Company operates two wholly-owned subsidiaries: Prelude Pictures Entertainment, LLC and AMG Renewables, LLC.

PRELUDE PICTURES ENTERTAINMENT, LLC (previously known as AMG Entertainment, LLC)

Prelude Pictures Entertainment, LLC, (previously known as AMG Entertainment, LLC), a Florida limited liability company (“Prelude”), was created for the purpose of the commercial production, distribution and exploitation of motion pictures and other entertainment products including but not limited to animation, television, live events, recorded music, merchandising, commercial retail and destination properties, including but not limited to theme parks, theme restaurants, NASCAR and other sporting ventures. Prelude has five wholly owned subsidiaries, AMG Live, LLC, a Florida limited liability company (“AMG Live”); AMG Television, LLC., a Florida limited liability company (“AMG Television”); AMG Releasing, LLC, a Florida limited liability company (“AMG Releasing”); AMG Music, LLC., a Florida limited liability company (“AMG Music”); and AMG Restaurant Operations, LLC, a Florida limited liability company (“AMG Restaurant”).

AMG Restaurant has begun construction of its first theme restaurant The New York Sandwich Company in Ft. Lauderdale, Florida.

AMG RENEWABLES, LLC

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of June 30, 2014, the Company had paid $168,743 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party account payable.

AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. In the six months ended June 30, 2014, the Company paid $75,062 of Carbolosic’s operating expenses. Following the equity accounting method, the Company recorded $34,407 as a loss on its investment in Carbolosic.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has engaged in only development stage activities since inception (March 28, 2012) through June 30, 2014; has incurred losses since inception, has an accumulated deficit, and may be unable to raise further equity. At June 30, 2014 the Company had incurred accumulated losses of $6,003,855 since its inception. The Company expects to incur significant additional losses in connection with its start-up activities. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern. These Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Our proportionate share of net income or loss of the entity is recorded in the Consolidated Statements of Operations

Use of Estimates

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of its films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined under ASC Topic 820). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates. As of June 30, 2014, the Company does not have any revenue generating films or television programs.

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

Investments in non-consolidated affiliates

Investments in non-consolidated affiliates are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

NOTE 4 – SCREENPLAY OPTION

On July 12, 2012, the Company paid a non-refundable option payment of $30,000 against an option price of $300,000 to obtain an option on the screenplay “Our Father” from Prelude Pictures, Inc. for a period expiring December 31, 2017. If the Company fully exercises the option, it will be responsible for an additional Producer Fee of $150,000 payable to Prelude Pictures, Inc. The Company has booked the initial $30,000 payment as a prepaid expense.

NOTE 5 – INVESTMENT IN TELEVISION & FILM PRODUCTIONS

On September 12, 2013, the Company, through its wholly-owned subsidiary AMG Television, acquired the partially completed American Idol style reality series World Star (formerly Recreating A Legend) for $792,000, comprising a $600,000 cash payment plus 1,600,000 shares of Company Common Stock and the completed documentary Making of a Saint: The Journey to Sainthood for $132,040, comprising a $100,000 cash payment plus 267,000 shares of Company Common Stock. During the period ended June 30, 2014, the Company reviewed this investment for consideration of the recognition of an impairment expense. Based upon a review of the issues related to a dispute between the Company and the sellers of the productions, including but not limited to the pending litigation between the parties (see Legal Proceedings), the Company determined to record an impairment expense of $924,040, which represents the Company’s entire investment in these productions and continues to maintain a $700,000 payable on account of this transaction.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties. AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”.

The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The results of AMG Renewables and AMG Energy are consolidated in the Company’s financial statements. AMG Energy’s investment in Carbolosic is accounted for using the equity method of accounting.

NOTE 7 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year. At June 30, 2014, there were two notes outstanding to Palm Beach Energy Solutions, LLC. The notes had an outstanding combined principal balance of $71,000 and bear interest at a rate of 5% per annum.

Convertible Debt

On July 6, 2012, the Company entered into a Convertible Debenture with a related party with a face amount of $50,000 due and payable on or before July 1, 2013. Thereafter, on July 31, 2012, the Company entered into a Convertible Debenture with another related party of the Company, with a face amount of $30,000 due and payable on or before July 31, 2013. Each of the Convertible Debentures accrue interest at a rate of ten percent (10%) per annum and is convertible into the Company’s Common Stock in whole or in part at the option of the holder at a conversion rate of $0.12 per share. The Convertible Debentures will automatically convert into Company Common Stock at the conversion rate in the event shares of Company Common Stock trade at a price of $1.00 or more for thirty (30) consecutive trading days; in the event of a Qualified Sale (as defined in the Convertible Debenture); in the event of a merger where shareholders prior to the merger hold less than 50% of the voting power with respect to Company Common Stock following the merger; and upon the completion by the Company of an underwritten initial public offering of the Company’s Common Stock with gross proceeds of at least $5,000,000.  $10,000 of the face amount of one of the Convertible Debentures was converted to 83,333 shares of Common Stock in September 2013 and the remaining $20,000 principal and accrued interest was paid on April 7, 2014. $50,000 of the principal and accrued interest thereon of the aggregate amount of the outstanding convertible debentures was converted to 458,333 shares of Common Stock on January 31, 2014. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instrument set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

NOTE 8 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is one hundred ten million (110,000,000), one hundred million (100,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of June 30, 2014, the Company had 36,055,171 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued and outstanding at such date. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

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

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). Through June 30, 2014, the Company had sold 3,389,294 shares of Common Stock through the Offering for aggregate proceeds of $2,541,681. 26,250 of these shares sold are recorded as common stock payable because the shares had not been issued as of June 30, 2014 and, accordingly, they are not included in earnings per share for the three and six months ended June 30, 2014. The Offering is ongoing.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 4,300,477 shares of its common stock for services valued at $2,361,178. The value of 2,000,000 of these shares ($1,500,000) was recorded as a prepaid expense in 2013 as the related consulting agreement was terminated and the shares have been tendered to the Company for cancellation. The Company recorded $1,500,000 as an offset to this prepaid expense on account of the share cancellation in the quarter ended March 31, 2014.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 83,333 shares of its common stock on account of the conversion of certain Debentures with a face amount of $10,000.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 8,867,000 shares of its common stock as partial consideration for certain acquisitions valued at $5,474,040.

On November 19, 2013, the Company entered into a one year agreement to provide investor relations services commencing January 2014. In connection with this agreement, the Company issued to Constellation Asset Advisors, Inc. 967,810 shares of Company Common Stock, which are being amortized over the life of the agreement, and entered into a Common Stock Purchase Warrant agreement with Constellation Asset Advisors, Inc. whereby it issued a Warrant to purchase 2,000,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share.

During the six months ended June 30, 2014, the Company issued an aggregate of 266,000 shares of its common stock as partial consideration for certain acquisitions valued at $199,500.

During the six months ended June 30, 2014, the Company issued an aggregate of 458,333 shares of its common stock on account of the conversion of certain Debentures with a face amount of $50,000.

During the six months ended June 30, 2014, the Company issued an aggregate of 1,321,984 shares of its common stock for services valued at $1,781,667. 25,000 shares for services valued at $18,750 are recorded as common stock payable because the shares had not been issued as of June 30, 2014 and, accordingly, they are not included in earnings per share for the three and six months ended June 30, 2014

NOTE 9 – SEGMENT INFORMATION

	June 30,
	2014	2013
Revenue:
Alliance Media Group Holdings, Inc.	$—	$—
AMG Renewables, LLC	—	—
Prelude Pictures Entertainment, LLC	—	—
Total Revenue	—	—
Net Operating Losses
Alliance Media Group Holdings, Inc.	$2,298,453	$43,144
AMG Renewables, LLC	175,294
Prelude Pictures Entertainment, LLC	1,120,585
Total Net Losses	3,594,332	43,144
Total Assets:
Alliance Media Group Holdings, Inc.	$1,281,869	$48,053
AMG Renewables, LLC	7,486,640	—
Prelude Pictures Entertainment, LLC	196,592	—
Total Net Assets	8,965,101	48,053

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease

The Company has leased office space pursuant to a lease for a period of forty (40) months from April 6, 2012 through August 5, 2015. The Lease Commencement Date was August 6, 2012. Annual rent commenced at approximately $46,250 per annum and increases on a year-to-year basis by three percent (3%) over the Base Year. In addition, the Company is obligated to pay an amount equal to 3.76% of the operating expenses of the building together with sales tax on all amounts.

The Company acquired an additional office location during the six months ended June 30, 2013. The lease period is for fifty-four (54) months from May 1, 2014 through October 31, 2018. The rent commencement date is November 1, 2014. Annual rent commences at approximately $51,338 per annum and increases on a year-to-year basis by 3% over the Base Year.

NOTE 12 – RELATED PARTY TRANSACTIONS

Related Transactions

1)

On January 2, 2013, the Company entered into three Consulting Agreements with related parties, (each calling for monthly payments to the consultant in the amount of $10,000. Under the terms of the Consulting Agreements, each Consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts and provide input and advice on the structuring of a private placement offering and the production of supporting materials. The Consulting Agreements will stay in place so long as the Company requires the Consultant’s services. Two of the Consulting Agreements were terminated on April 1, 2014 and only the Consulting Agreement with Eternal Investment Holdings, LLC is currently active. The beneficial owner of Eternal Investment Holdings, LLC is Johan Sturm, a co-founder and director of the Company.

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

3)

Short-term notes payable and convertible notes issued to related parties are described in NOTE 7.

4)

On June 5, 2014 the company issued a $25,000 payment to Blake Koch Motorpsorts, Inc., for a marketing and advertising expense. Blake Koch is the son of Mark W. Koch.

5)

On June 11, 2014 the Board of Directors approved the issuance of 3,000,000 shares of company common stock to Joseph McNaney for his service as CEO of AMG Renewables, LLC. The shares have not yet been issued.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2014, which is the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Subsequent Issuances in Private Placement:

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). During the period commencing July 1, 2014 through August 14, 2104, the Company sold an additional 6,667 shares of Common Stock through the Offering for aggregate proceeds of approximately $5,000.

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

Plan of Operation

The Company focuses on two industries – Entertainment and Renewable Energy. Through its wholly owned subsidiaries Prelude Pictures Entertainment, LLC and AMG Renewables, LLC the Company has a strategy that includes mergers and acquisitions as well as start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value. Since the Company is currently in a development stage, there is no guarantee that this will ever be achieved.

AMG RENEWABLES, LLC

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, LLC (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of June 30, 2014, the Company had paid $168,743 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party account payable.

AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. In the six months ended June 30, 2014, the Company paid $75,062 of Carbolosic’s operating expenses. Following the equity accounting method, the Company recorded $34,407 as a loss on its investment in Carbolosic.

The Company’s goal is to develop the CTS technology to a commercial scale and then seek to license the technology to prospective licensee’s. AMG Renewables has also begun discussions with several ethanol producers, local municipalities and international governments for the licensing and construction of CTS plants both in the US and abroad.

PRELUDE PICTURES ENTERTAINMENT, LLC (previously known as AMG Entertainment, LLC)

Prelude Pictures Entertainment, LLC, (previously known as AMG Entertainment, LLC), a Florida limited liability company (“Prelude”), was created for the purpose of the commercial production, distribution and exploitation of motion pictures and other entertainment products including but not limited to animation, television, live events, recorded music, merchandising, commercial retail and destination properties, including but not limited to theme parks, theme restaurants, NASCAR and other sporting ventures. Prelude has five wholly owned subsidiaries, AMG Live, LLC, a Florida limited liability company (“AMG Live”); AMG Television, LLC, a Florida limited liability company (“AMG Television”); AMG Releasing, LLC, a Florida limited liability company (“AMG Releasing”); AMG Music, LLC, a Florida limited liability company (“AMG Music”); and AMG Restaurant Operations, LLC, a Florida limited liability company (“AMG Restaurant”).

To date, Prelude has conducted the following activities:

•

AMG Live has entered into negotiations with the City of Delray Beach, Florida for an exclusive, long-term contract to produce all live events (except tennis) at the city’s 8,000 seat stadium facility.

•

AMG Television has entered into an agreement to acquire the partially completed American Idol style reality series World Star (formerly Recreating A Legend) for $792,000, comprising a $600,000 cash payment plus 1,600,000 shares of Company Common Stock and the completed documentary Making of a Saint: The Journey to Sainthood for $132,040, comprising a $100,000 cash payment plus 267,000 shares of Company Common Stock. Subsequently, on April 25, 2014, the Company notified the Seller that it was rescinding both transactions due to a failure to provide required items in order to exploit the projects and filed a lawsuit against the Seller seeking to rescind the Asset Purchase agreements and to seek the return of the Company stock which had been issued in connection with the transaction. The litigation is in its early stages and the Company cannot predict whether a successful outcome will be achieved. (see PART II, ITEM 1 LEGAL PROCEEDINGS)

•

AMG Restaurant Operations has begun construction of its first theme restaurant The New York Sandwich Company in Ft. Lauderdale, Florida.

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

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). Through June 30, 2014, the Company had sold 3,389,294 shares of Common Stock through the Offering for aggregate proceeds of $2,541,681. The Offering is ongoing.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 4,300,477 shares of its common stock for services valued at $2,361,178. The value of 2,000,000 of these shares ($1,500,000) was recorded as a prepaid expense in 2013 as the related consulting agreement was terminated and the shares have been tendered to the Company for cancellation. The Company recorded $1,500,000 as an offset to this prepaid expense on account of the share cancellation in the quarter ended March 31, 2014.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 83,333 shares of its common stock on account of the conversion of certain Debentures with a face amount of $10,000.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 8,867,000 shares of its common stock as partial consideration for certain acquisitions valued at $5,474,040. During the six months ended June 30, 2014, the Company issued the remaining 266,000 shares of its common stock valued at $199,500 for a total acquisition cost of $5,449,500.

On November 19, 2013, the Company entered into a one year agreement to provide investor relations services commencing January 2014. In connection with this agreement, the Company issued to Constellation Asset Advisors, Inc. 967,810 shares of Company Common Stock, which is being amortized over the life of the agreement, and entered into a Common Stock Purchase Warrant agreement with Constellation Asset Advisors, Inc. whereby it issued a Warrant to purchase 2,000,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share.

During the six months ended June 30, 2014, the Company issued an aggregate of 1,321,984 shares of its common stock for services valued at $1,781,667.

Going Concern

The Company has engaged in only development stage activities since inception (March 28, 2012) through June 30, 2014; has incurred losses since inception, has an accumulated deficit, and may be unable to raise further equity. At June 30, 2014 the Company had incurred accumulated losses of $6,003,855 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2013 contains an emphasis of matter paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern. Furthermore, these Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Results of Operations

Comparison of the period ended June 30, 2014 to June 30, 2013

For the three months ended June 30, 2014 our net loss was $2,308,932, compared with $23,802 for the three months ended June 30, 2013. This increase is primarily the result of a $924,040 impairment loss and shares issued for services valued at $866,179. For the six months ended June 30, 2014 our net loss was $3,594,332, compared with $43,144 for the six months ended June 30, 2013. This increase can be attributed to a $924,040 impairment loss, shares issued for services valued at $1,781,667. We recognized no revenues in either period.

For the three months ended June 30, 2014 our general and administrative expenses increased by approximately $1,348,423 to $1,370,017 from $21,594 in the three months ended June 30, 2013. This increase is primarily due to shares issued for services valued at $866,179 and an increase in staffing. For the six months ended June 30, 2014, our general and administrative expenses increased by approximately $2,593,467 to $2,632,431 from $38,964 in the six months ended June 30, 2013. This increase is the result of shares issued for services valued at $1,781,667 and an increase in payroll due to increased staffing.

Interest expense decreased in the three months ended June 30, 2014 by approximately $1,050 to $1,158 from $2,208 during the three months ended June 30, 2013. For the six months ended June 30, 2014, interest expense decreased by approximately $726 to $3,454 from $4,180 in the six months ended June 30, 2013. The decrease was the result of repayment or conversion of loans payable.

Liquidity and Capital Resources

Liquidity

As of June 30, 2014 we had $774,380 in cash and an accumulated deficit during the development stage of $6,003,855. Total Stockholders’ Equity at June 30, 2014 was $5,864,024. Total debt, including advances, the amount payable on account of an acquisition and other notes payable at June 30, 2014, together with interest payable thereon, was $3,101,077, a change of $2,964,715 from $136,362 at June 30, 2013. During the six months ended June 30, 2014, our operating activities used $1,274,219 in cash, our investing activities used $327,941 and we received $2,316,131 through our financing activities.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Our proportionate share of net income or loss of the entity is recorded in the Consolidated Statements of Earnings.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of its films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 11 to our audited consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates. As of June 30, 2014, the Company does not have any revenue generating films or television programs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives

Management believes that the material weaknesses set forth in the items above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During 2013, the Company’s wholly-owned subsidiary, AMG Television, LLC (“AMG Television”), had entered into agreements (collectively, the “Creative Licensing Agreement”) to acquire (i) the partially completed American Idol style reality series World Star (formerly Recreating A Legend) for a $600,000 cash payment plus 1,600,000 shares of Company Common Stock and (ii) the completed documentary Making of a Saint: The Journey to Sainthood for a $100,000 cash payment plus 267,000 shares of Company Common Stock. Subsequently, on April 25, 2014, the Company and AMG Television notified the sellers that it was rescinding both transactions due to a breach of the Creative Licensing Agreement in that the sellers misled AMG Television regarding the status and ownership of the rights and failed to provide agreed documentation required in order to permit exploitation of the projects.  In the legal action filed in the Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida (Alliance Media Group Holdings, Inc. and AMG Television, LLC v. Creative Licensing International, LLC, et. al. case no. 502014CA005033XXXXMB), the Company and AMG Television allege that Creative Licensing International, LLC and 28 individual defendants (including Roy A. Sciacca and Lisa Colletti) breached the Creative Licensing Agreement and fraudulently induced AMG Television to enter into the Creative Licensing Agreement. The Company and AMG Television amended their complaint in the matter on May 14, 2014. The Company and AMG Television are seeking the rescission of the Creative Licensing Agreement, return of the Company stock issued and cash delivered in connection therewith and other and further damages suffered by the Company in an amount to be determined at the time of trial. As of August 12, 2014, the majority of the defendants in the action have been served, only one defendant has filed a response to the Complaint and defaults have been entered against certain other named defendants. The Company and AMG Television have also reached settlements with approximately ten of the named defendants.  Discovery has yet to be commenced and no trial date has been set. The litigation is in its early stages and the Company cannot project whether it will achieve a successful result in connection with the remainder of the action or any other related actions. The Company believes that it’s position in the litigation is well-taken and supported by the facts. Notwithstanding, if the matter is taken to conclusion, the Company could incur substantial legal expenses in an amount which cannot be determined or estimated at this time, and which could have a material negative impact on the Company’s earnings.

Other than the aforementioned matter, there are no other legal proceedings which are pending or have been threatened against the Company or any of its officers, directors or control persons of which management is aware

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by us from January 1, 2014 through June 30, 2014 which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
R. Arthur Dunkle	1/6/14	Common Stock	40,000	Purchase @ $0.75 per share
Heidi B.Creekmur	1/6/14	Common Stock	15,000	Purchase @ $0.75 per share
David M. Nelms	1/6/14	Common Stock	13,334	Purchase @ $0.75 per share
Kaith & Elaine Ragon	1/6/14	Common Stock	13,334	Purchase @ $0.75 per share
Nadia Marrese	1/6/14	Common Stock	66,667	Purchase @ $0.75 per share
John Bittel	1/6/14	Common Stock	33,334	Purchase @ $0.75 per share
Robert Diener	1/9/14	Common Stock	(100,000)	Cancel prior issuance
Joseph McNaney	2/4/14	Common Stock	1,000,000	Professional services
Ted & Cari Lyon	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Benjamin Ellis McCurdy	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Vince Desai	2/5/14	Common Stock	12,000	Purchase @ $0.75 per share
Robert Bromley Davis	2/5/14	Common Stock	21,000	Purchase @ $0.75 per share
David Murg	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Richard & Melody Spano	2/5/14	Common Stock	33,334	Purchase @ $0.75 per share
Andrew Bromley Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Edward Thomas Bromley Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Diana Carolyn Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Gary E. Miano	2/5/14	Common Stock	1,334	Purchase @ $0.75 per share
John T. Helvie	2/5/14	Common Stock	1,334	Purchase @ $0.75 per share
Nadia Marrese	2/5/14	Common Stock	13,667	Purchase @ $0.75 per share
Marcia G. Malits	2/5/14	Common Stock	4,000	Purchase @ $0.75 per share
Gabriel Miller	2/5/14	Common Stock	6,672	Purchase @ $0.75 per share
Robert & Sandra Andrys	2/5/14	Common Stock	6,700	Purchase @ $0.75 per share
Lance G. Hoppen	2/5/14	Common Stock	6,700	Purchase @ $0.75 per share
Michael G. Geisler	2/5/14	Common Stock	13.334	Purchase @ $0.75 per share
Dawn A Goughnour	2/5/14	Common Stock	15,000	Purchase @ $0.75 per share
Wayne Evan Tullos	2/6/14	Common Stock	458,333	Debenture Conversion
David M. Rittenhouse	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Samuel Spector	2/26/14	Common Stock	2,667	Purchase @ $0.75 per share
Kaith Ragon	2/26/14	Common Stock	13,334	Purchase @ $0.75 per share
Danny Bochel	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Frances Frazier	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Scott & Elizabeth Sheppard	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Thomas Camerlengo et. al.	2/26/14	Common Stock	3,334	Purchase @ $0.75 per share
Jeffrey Allen Mills	2/26/14	Common Stock	8,000	Purchase @ $0.75 per share
Ronald E. Rivers	2/26/14	Common Stock	4,667	Purchase @ $0.75 per share
Nadia Marrese	2/26/14	Common Stock	53.334	Purchase @ $0.75 per share
Alfred & Linda Cardamone	2/26/14	Common Stock	13.334	Purchase @ $0.75 per share
Cooper Alexander Stetson	2/26/14	Common Stock	8,000	Professional services
Dan Moss Jr.	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Gabrielle Rusignuolo	2/26/14	Common Stock	11,000	Purchase @ $0.75 per share

Dennis & Susan George	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Darrell Slaughter	2/26/14	Common Stock	1.334	Purchase @ $0.75 per share
Hugh F. Quinn	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Paul Meicka	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Brian D. Hughes	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
John J. & Darla Melkun	2/26/14	Common Stock	13,333	Purchase @ $0.75 per share
Roy Sciacca	3/17/14	Common Stock	(2,000,000)	Cancel prior issuance
Susan Kubiak	2/27/14	Common Stock	10,000	Purchase @ $0.75 per share
Gabrielle Rusignuolo	3/1/14	Common Stock	11,000	Purchase @ $0.75 per share
Michael Sacco	3/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Gregg Spiegel	3/5/14	Common Stock	66,668	Purchase @ $0.75 per share
Jay Silver	3/5/14	Common Stock	66,668	Purchase @ $0.75 per share
Jerry & Pamela Mercer	3/12/14	Common Stock	4,000	Purchase @ $0.75 per share
Nadia Marrese	3/12/14	Common Stock	13,334	Purchase @ $0.75 per share
Robert Bromley Davis	3/25/14	Common Stock	66,700	Purchase @ $0.75 per share
Nadia Marrese	3/21/14	Common Stock	13,334	Purchase @ $0.75 per share
Jerry & Pamela Mercer	3/21/14	Common Stock	4,000	Purchase @ $0.75 per share
Robert A. Twitty	4/1/14	Common Stock	26,668	Purchase @ $0.75 per share
Wayne Evan Tullos	3/1/14	Common Stock	100,000	Professional services
Ken Hickman	3/1/14	Common Stock	13,984	Professional services
Howard Ash	3/1/14	Common Stock	100,000	Professional services
USREDA, LLC	3/27/14	Common Stock	1,333,334	Purchase @ $0.75 per share
Michael Goodstein	4/3/14	Common Stock	13,334	Purchase @ $0.75 per share
Consolidated Securities PTY Ltd	4/9/14	Common Stock	100,000	Professional services
Lord St. John	4/9/14	Common Stock	100,000	Professional services
Michael Goodstein	4/15/14	Common Stock	2,667	Purchase @ $0.75 per share
Samuel Specter	4/15/14	Common Stock	3,000	Purchase @ $0.75 per share
Sandra Gozzo	4/15/14	Common Stock	26,667	Purchase @ $0.75 per share
Paul Meicke	4/21/14	Common Stock	10,000	Purchase @ $0.75 per share
John & Adrienne Stubbins	4/23/14	Common Stock	10,000	Purchase @ $0.75 per share
Lovely Property Investments	4/24/14	Common Stock	750,000	Purchase @ $0.75 per share
Edward Peters	4/30/14	Common Stock	13,334	Purchase @ $0.75 per share
Diana & Richard Roof	5/5/14	Common Stock	66,667	Purchase @ $0.75 per share
Kathrine Sarti	5/19/14	Common Stock	10,000	Purchase @ $0.75 per share
Dennis & Susan George	5/27/14	Common Stock	1,334	Purchase @ $0.75 per share
Keith Goehring	5/27/14	Common Stock	13,334	Purchase @ $0.75 per share
Ken Hickman	5/28/14	Common Stock	13,334	Purchase @ $0.75 per share
Samuel Specter	5/29/14	Common Stock	3,750	Purchase @ $0.75 per share
Samuel Specter *	5/29/14	Common Stock	1,250	Purchase @ $0.75 per share
Brigitte Storch	6/2/14	Common Stock	13,334	Purchase @ $0.75 per share
Jerry & Pamela Mercer	6/3/14	Common Stock	5,334	Purchase @ $0.75 per share
Donna Smathers	6/13/14	Common Stock	20,000	Purchase @ $0.75 per share
Wellington Asset Holdings, Inc.	6/18/14	Common Stock	266,000	Acquisition

* denotes common stock payable

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

ALLIANCE MEDIA GROUP HOLDINGS, INC.

Date: August 14, 2014	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Executive Officer)
Date: August 14, 2014	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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