Form 10-Q
period 2014-09-30
Alliance Media Group Holdings, Inc.
filed 2014-11-14
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2014

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

_______________________________________________

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

Common Stock $.001 par value

There were 36,973,219 shares of common stock outstanding as of November 14, 2014

TABLE OF CONTENTS

_________________

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
SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance Media Group Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$428,714	$48,968
Prepaid expenses	217,368	1,533,842
Current assets of discontinued operations	231,126	16,741
TOTAL CURRENT ASSETS	877,208	1,559,551

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $8,405 AND $2,842 AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013, RESPECTIVELY	61,278	14,565

Other assets
Security deposits	7,278	3,000
Investment in and advances to an unconsolidated affiliate	7,442,657	7,459,323
Long term assets of discontinued operations	—	975,744
TOTAL OTHER ASSETS	7,449,935	8,438,067
TOTAL ASSETS	$8,388,421	$10,052,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$189,600	$42,969
Liability for stock to be issued	18,750	354,500
Payable relating to an acquisition - Related party	2,031,258	2,200,000
Short term note payable - Related party	71,000	71,000
Short term note payable – Other	500,000	—
Convertible debentures payable - Other	—	70,000
Interest payable - Related Party	4,592	1,937
Interest payable - Other	1,534	11,649
Current liabilities of discontinued operations	755,788	756,795
TOTAL CURRENT LIABILITIES	3,572,522	3,508,850
TOTAL LIABILITIES	3,572,522	3,508,850

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 36,090,088 shares issued and outstanding at September 30, 2014 and 32,840,476 shares issued and outstanding at December 31, 2013	36,090	32,841
Stock Subscription Receivable	(10,000)	(10,000)
Additional paid-in capital	11,867,977	8,930,015
Accumulated deficit	(7,078,168)	(2,409,523)
Total stockholders' equity	4,815,899	6,543,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,388,421	$10,052,183

See accompanying notes to financial statements

Alliance Media Group Holdings, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Operating expense
General and administrative	609,179	82,125	3,045,803	119,589
Total operating expenses	609,179	82,125	3,045,803	119,589
Loss from operations before other expenses	(609,179)	(82,125)	(3,045,803)	(119,589)

Other expenses
Equity loss in an unconsolidated affiliate	(123,646)	—	(158,053)	—
Interest expense	(2,429)	(2,720)	(5,146)	(6,900)
Total other expenses	(126,075)	(2,720)	(163,199)	(6,900)
Loss from continuing operations	(735,254)	(84,845)	(3,209,002)	(126,489)

Discontinued operations
Loss from operations	(339,058)	(2,707)	(535,603)	(4,208)
Loss on impairment	—	—	(924,040)	—
Loss from discontinued operations	(339,058)	(2,707)	(1,459,643)	(4,208)

Net Loss	$(1,074,312)	$(87,552)	$(4,668,645)	$(130,697)

Basic and diluted net loss per share
Continuing operations	(0.02)	(0.00)	(0.09)	(0.01)
Discontinued operations	(0.01)	(0.00)	(0.04)	(0.00)
Net loss per share	$(0.03)	$(0.00)	$(0.13)	$(0.01)

Weighted average common shares outstanding	36,073,360	19,837,239	34,991,300	19,544,033

See accompanying notes to financial statements

Alliance Media Group Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net loss	$(4,668,645)	$(130,697)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	5,563	—
Issuance of common stock for services	1,781,667	37,200
Equity loss in an unconsolidated affiliate	158,053	—
Changes in operating assets and liabilities
Prepaid expenses	(183,526)	—
Accounts payable and accrued liabilities	10,784	5,428
Net cash used in continuing operations	(1,436,461)	(88,069)
Net cash used in discontinued operations	(699,291)	(32,500)
Net cash used in operating activities	(2,135,752)	(120,569)

Cash flows from investing activities
Purchase of property and equipment	(52,276)	—
Security deposit	(4,278)	—
Investment in and advance to an unconsolidated affiliate	(141,387)	—
Net cash used in continuing investing activities	(197,941)	—

Cash flows from financing activities
Debt payment relating to an acquisition	(168,742)	—
Proceeds from short-term note payable – related party	—	110,000
Proceeds from short-term note payable – other	500,000	—
Net proceeds from issuance of common stock	2,402,181	10,000
Proceeds from shareholder advances	—	18,485
Repayment of Convertible Debt	(20,000)	—
Net cash provided by continuing financing activities	2,713,439	138,485

Net increase in cash and cash equivalents	379,746	17,916

Cash and cash equivalent at beginning of the period	48,968	4
Cash and cash equivalent at end of the period	428,714	17,920

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$5,146	$—
Taxes	—	—

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$50,000	$—
Conversion of Interest to Common Stock	7,863	—
Common stock issued for investment in Carbolosic	199,500	—
Common stock (returned) issued recorded for prepaid expense	(1,500,000)	—
Reversal of common stock issued for investment in discontinued operations	(224,040)	—
Reversal of debt incurred for acquisition in discontinued operations	(700,000)	—

See accompanying notes to financial statements

ALLIANCE MEDIA GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information set forth in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2013.

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Alliance Media Group Holdings, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels and new technologies sectors. At inception (March 28, 2012), the Company was organized to engage in the commercial production, distribution and exploitation of Motion Pictures and other Entertainment products On September 1, 2014 the Company decided to focus its resources and personnel on the Company’s renewable energy holdings and future energy technologies and to divest the Company of its entertainment-related assets and subsidiaries.  This divestiture is in process. The Company is organized as a Nevada Corporation and is registered as a Foreign Corporation in the State of Florida.

The Company operates one wholly-owned subsidiary: AMG Renewables, LLC.

AMG RENEWABLES, LLC

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of September 30, 2014, the Company had paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party account payable.

AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. In the nine months ended September 30, 2014, the Company paid $141,387 of Carbolosic’s operating expenses. Following the equity accounting method, the Company recorded $158,053 as a loss on its investment in Carbolosic.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception, has a working capital deficiency of $2,695,314, and may be unable to raise further equity. At September 30, 2014 the Company had incurred accumulated losses of $7,078,168 since its inception. The Company expects to incur significant additional losses in connection with its start-up activities. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. These Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through September 30, 2014, the Company has raised $2,548,182 through its private offering. During the period commencing October 1, 2014 through November 14, 2104, the Company raised an additional $750,000 through its private offering.

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

Stock Compensation

The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance. Share-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, “Stock Compensation” (formerly referred to as SFAS No. 123(R)). Share-based payments to consultants, service providers and other non-employees are accounted for in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance.

Accounting and Reporting of Discontinued Operations

As required by the FASB ASC Subtopic 205.20, per ASU 2014-08, Discontinued Operations, a  component of an entity or a group of components of an entity, or a business or nonprofit activity can be classified as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (i) the criteria in paragraph 205.20.45.1E to be classified as held for sale is met (ii) the component is disposed of by sale, or (iii) the component is disposed of other than by sale in accordance with paragraph 360.10.45.15 (for example, by abandonment or in a distribution to owners in a spinoff). Certain components to be disposed of other than by sale shall continue to be classified as “held and used” until it is disposed of, per the requirements of ASC Subtopic 360.10. Depreciation on these assets ceases upon their classification as “held and used.” The Company adopted ASU No. 2014-08 effective September 1, 2014.

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

 Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815.40 (“Contracts in Entity’s Own Equity”). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

As of September 30, 2014, substantially all assets and liabilities are valued based on level 3 inputs.

Recently Adopted and Pending Accounting Pronouncements

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective July 31, 2014.

NOTE 4 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

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

NOTE 5 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year.  At September 30, 2014, there were two notes outstanding to Palm Beach Energy Solutions, LLC. The notes had an outstanding combined principal balance of $71,000 and bear interest at a rate of 5% per annum.

Short Term Notes Payable – Other

During September 2014, the Company entered into a one year promissory note with United States Regional Economic Development Authority, LLC (USREDA) for $500,000 bearing interest at 4% per annum.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is one hundred ten million (110,000,000), one hundred million (100,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of September 30, 2014, the Company had 36,090,088 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued and outstanding at such date.  Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.  No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.  The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). Through September 30, 2014, the Company had sold 3,397,961 shares of Common Stock through the Offering for aggregate proceeds of $2,548,182.  The Offering is ongoing.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 4,300,477 shares of its common stock for services valued at $2,361,178.  (i) The value of 2,000,000 of these shares ($1,500,000) was recorded as a prepaid expense in 2013 as the related consulting agreement was terminated and the shares have been tendered to the Company for cancellation. The Company recorded $1,500,000 as an offset to this prepaid expense on account of the share cancellation in the quarter ended March 31, 2014. (ii) The Company also entered into a one year agreement with Constellation Asset Advisors, Inc to receive investor relations services commencing January 2014.  In connection with this agreement, the Company issued to Constellation Asset Advisors, Inc. 967,810 shares of Company Common Stock, which are being amortized over the life of the agreement.

During the fiscal year ended December 2013, the Company entered into a Common Stock Purchase Warrant agreement with Constellation Asset Advisors, Inc. whereby it issued a Warrant to purchase 2,000,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 83,333 shares of its common stock on account of the conversion of certain Debentures with a face amount of $10,000.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 8,867,000 shares of its common stock as partial consideration for certain acquisitions valued at $5,474,040.

During the nine months ended September 30, 2014, the Company issued an aggregate of 266,000 shares of its common stock as partial consideration for certain acquisitions valued at $199,500.

During the nine months ended September 30, 2014, the Company issued an aggregate of 458,333 shares of its common stock on account of the conversion of certain Debentures with a face amount of $50,000.

During the nine months ended September 30, 2014, the Company issued an aggregate of 1,321,984 shares of its common stock for services valued at $1,781,667. 25,000 shares for services valued at $18,750 are recorded as common stock payable because the shares had not been issued as of September 30, 2014 and, accordingly, they are not included in earnings per share for the three and nine months ended September 30, 2014

NOTE 7 – SEGMENT INFORMATION

The company operates in one segment and does not have any revenue to date.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The Company acquired an additional office location during the nine months ended September 30, 2013. The lease period is for fifty-four (54) months from May 1, 2014 through October 31, 2018. The rent commencement date is November 1, 2014. Annual rent commences at approximately $51,338 per annum and increases on a year-to-year basis by 3% over the Base Year.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Transactions

1)

On January 2, 2013, the Company entered into three Consulting Agreements with related parties, (each calling for monthly payments to the consultant in the amount of $10,000). Under the terms of the Consulting Agreements, each Consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts and provide input and advice on the structuring of a private placement offering and the production of supporting materials.  The Consulting Agreements will stay in place so long as the Company requires the Consultant’s services. Two of the Consulting Agreements were terminated on April 1, 2014 and only the Consulting Agreement with Eternal Investment Holdings, LLC is currently active. The beneficial owner of Eternal Investment Holdings, LLC is Johan Sturm, a co-founder and director of the Company.

2)

Mark W. Koch and Daniel de Liege are principals of AMG Energy Solutions, Inc, which owns 49% of AMG Energy Group, LLC. The company owns the remaining 51% of AMG Energy Group, LLC (see NOTE 4, above).

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

3)

Short-term notes payable and convertible notes issued to related parties are described in NOTE 5.

4)

On June 5, 2014 the company issued a $25,000 payment to Blake Koch Motorpsorts, Inc., for a marketing and advertising expense. Blake Koch is the son of Mark W. Koch.

5)

On June 11, 2014 the Board of Directors approved the issuance of 3,000,000 shares of company common stock to Joseph McNaney for his service as CEO of AMG Renewables, LLC. The shares have not yet been issued.

NOTE 10 – DISCONTINUED OPERATIONS

On September 1, 2014, the company determined the need to focus its resources and personnel on the company’s renewable energy holdings and future energy technologies and to divest the company of its entertainment-related assets and subsidiaries.  The principal reasons for such action is the expense, liability and losses that have been generated by the entertainment-related assets and to provide a clear focus and direction to the Company moving forward.  Specifically, the Board approved the divesting, selling off, closing down or discontinuing of the operations of its entertainment-related subsidiaries, including but not limited to Prelude Pictures Entertainment, LLC, AMG Live, LLC, AMG Restaurant Operations, LLC (including The New York Sandwich Co.), AMG Music, LLC, AMG Releasing, LLC and AMG Television, LLC.

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	September 30, 2014	December 31, 2013
Carrying amounts of major classes of assets included as part of discontinued operations
Cash and cash equivalents	$4,098	$11,441
Prepaid expenses	92,126	5,300
Property and equipment, at cost, net of accumulated depreciation at September 30, 2014 and December 31, 2013, respectively	119,902	36,704
Security deposits	15,000	15,000
Investment in film and television productions	—	924,040
Total assets of the discontinued operation	$231,126	$992,485

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$755,788	$715,000
Short term note payable – Related party	—	40,800
Interest payable – Related party	—	995
Total liabilities of the discontinued operation	$755,788	$756,795

Below is a reconciliation of the net loss of the discontinued operations, which are  presented separately in the statement of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	$33,484	$—	$33,484	$—
Cost of Sales	(23,189)	—	(23,189)	—
Selling, general and administrative	(349,353)	(2,707)	(545,160)	(3,803)
Interest expense	—	—	(738)	(405)
Loss on impairment	—	—	(924,040)	—
Loss from discontinued operations	$(339,058)	$(2,707)	$(1,459,643)	$(4,208)

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2014, which is the date the financial statements were available to be issued.  Based on this evaluation, the Company has identified the following subsequent events:

Subsequent Issuances in Private Placement:

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). During the period commencing October 1, 2014 through November 14, 2104, the Company sold an additional 1,000,000 shares of Common Stock through the Offering for aggregate proceeds of approximately $750,000.

In October 2014, the Company issued (a) 500,000 warrants, exercisable at $1.00 per share for a period of six (6) months to Thor Renewable Energy and (b) 500,000 warrants, exercisable at $2.00 per share for a period of twelve (12) months to Thor Renewable Energy. Thor Renewable Energy owns 50% of Carbolosic, LLC

In October 2014, the Company repaid its $500,000 promissory note to USREDA, LLC.

In October 2014, the Company canceled 116,869 shares of common stock which were tendered to the Company in connection with the partial settlement of the litigation described in PART II ITEM 1, below.

In October 2014, the Company’s board of directors approved the change of its name to Alliance Bioenergy +, Inc.  The Company anticipates that the name change will be effective approximately December 1, 2014.

In October 2014, AMG Renewables, LLC formed a new, wholly-owned subsidiary named Carbolosic Plant 1, LLC.

In November 2014, Carbolosic Plant 1, LLC entered into a 5-year promissory note with Carbolosic Energy 1, LLLP for $500,000 bearing interest at 4.31% per annum.

On November 10, 2014, Johan Sturm resigned as a director of the Company with immediate effect.

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

Business Overview

Alliance Media Group Holdings, Inc is focused on emerging technologies in the renewable energy, biofuels and new technologies sectors. In December of 2013, through its subsidiary, AMG Renewables, the Company acquired the controlling interest in AMG Energy Group, a private holding company that owns a fifty percent interest in Carbolosic, LLC. Carbolosic holds the exclusive, worldwide license to the patented mechanical/chemical technology, Cellulose to Sugar “CTS™” developed and held by the University of Central Florida.

Plan of Operation

The Company is focused on one industry - Renewable Energy. Through its wholly owned subsidiary, AMG Renewables, LLC, the Company has a strategy that includes mergers and acquisitions, as well as start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

AMG RENEWABLES, LLC

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, LLC (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of September 30, 2014, the Company had paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party account payable.

AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. In the nine months ended September 30, 2014, the Company paid $141,387 of Carbolosic’s operating expenses. Following the equity accounting method, the Company recorded $158,053 as a loss on its investment in Carbolosic.

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

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). Through September 30, 2014, the Company had sold 3,397,961 shares of Common Stock through the Offering for aggregate proceeds of $2,548,182.  The Offering is ongoing.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 4,300,477 shares of its common stock for services valued at $2,361,178.  (i) The value of 2,000,000 of these shares ($1,500,000) was recorded as a prepaid expense in 2013 as the related consulting agreement was terminated and the shares have been tendered to the Company for cancellation. The Company recorded $1,500,000 as an offset to this prepaid expense on account of the share cancellation in the quarter ended March 31, 2014. (ii) The Company also entered into a one year agreement with Constellation Asset Advisors, Inc to receive investor relations services commencing January 2014.  In connection with this agreement, the Company issued to Constellation Asset Advisors, Inc. 967,810 shares of Company Common Stock, which are being amortized over the life of the agreement.

During the fiscal year ended December 2013, the Company entered into a Common Stock Purchase Warrant agreement with Constellation Asset Advisors, Inc. whereby it issued a Warrant to purchase 2,000,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 8,867,000 shares of its common stock as partial consideration for certain acquisitions valued at $5,474,040.  During the nine months ended September 30, 2014, the Company issued the remaining 266,000 shares of its common stock valued at $199,500 for a total acquisition cost of $5,449,500.

During the nine months ended September 30, 2014, the Company issued an aggregate of 1,321,984 shares of its common stock for services valued at $1,781,667.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At September 30, 2014 the Company had a working capital deficiency of $2,695,314 and had incurred accumulated losses of $7,078,168 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2013 contains an emphasis of matter paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.   Furthermore, these Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through September 30, 2014, the company has raised $2,548,182 through its private offering. During the period commencing October 1, 2014 through November 14, 2104, the Company raised an additional $750,000 through its private offering.

Results of Operations

Comparison of the period ended September 30, 2014 to September 30, 2013

For the three months ended September 30, 2014 our general and administrative expenses increased by approximately $527,054 to $609,179 from $82,125 in the three months ended September 30, 2013. This increase is primarily the result of $330,308 in legal, accounting and consulting fees, $155,540 in payroll expenses and $49,943 in travel expenses. For the nine months ended September 30, 2014, our general and administrative expenses increased by approximately $2,926,214 to $3,045,803 from $119,589 in the nine months ended September 30, 2013.  This increase can be attributed to $1,471,356 in legal, accounting and consulting fees, of which $1,031,667 is non-cash stock compensation, and $1,223,476 in payroll expenses, of which $750,000 is non-cash stock compensation. We recognized no revenues from continuing operations in either period.

Interest expense decreased in the three months ended September 30, 2014 by approximately $291 to $2,429 from $2,720 during the three months ended September 30, 2013. For the nine months ended September 30, 2014, interest expense decreased by approximately $1,754 to $5,146 from $6,900 in the nine months ended September 30, 2013. The decrease was the result of repayment or conversion of loans payable.

Liquidity and Capital Resources

Liquidity

As of September 30, 2014 the Company had $428,714 in cash. In addition, the Company received an additional $750,000 during the period commencing October 1, 2014 through November 14, 2014. Total Stockholders’ Equity at September 30, 2014 was $4,815,899. Total debt from continuing operations, including advances, accounts payable and other notes payable at September 30, 2014, together with interest payable thereon, was $2,816,734 an increase of $64,679 from $2,752,055 at December 31, 2013.

During the nine months ended September 30, 2014, the Company’s continuing operating activities used $1,436,461 in cash. This increase can be attributed to $439,689 in legal, accounting and consulting fees, $473,476 in payroll expenses and $158,059 in travel expenses.

During the nine months ended September 30, 2014 the Company’s investing activities used $197,941 in cash, which can be attributed to the build-out and improvement of the new office space for AMG Renewables, LLC and $141,387 advanced to Carbolosic LLC.

During the nine months ended September 30, 2014, the Company received $2,713,439 through its financing activities. This increase can primarily be attributed to the sale of common stock through the Company’s private offering, which had raised $2,558,182 as of September 30, 2014. Furthermore, during October 2014, the Company raised an additional $750,000 through its private offering.

Capital Resources

At this time, the Company has limited liquidity and capital resources.  To continue funding the Company’s operations, the company will clearly need to generate revenue or will require additional funding for ongoing operations and to finance such projects it may identify.  Although the Company has raised $2,548,182 through September, 30 2014, there is no guarantee that the company will be able to raise any additional capital

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company.  In that case, the Company may need to reevaluate and revise its operations.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective July 31, 2014.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Creative Licensing Litigation.

During 2013, the Company’s wholly-owned subsidiary, AMG Television, LLC (“AMG Television”), had entered into agreements (collectively, the “Creative Licensing Agreement”) to acquire (i) the partially completed American Idol style reality series World Star (formerly Recreating A Legend) for a $600,000 cash payment plus 1,600,000 shares of Company Common Stock and (ii) the completed documentary Making of a Saint: The Journey to Sainthood for a $100,000 cash payment plus 267,000 shares of Company Common Stock.  Subsequently, on April 25, 2014, the Company and AMG Television notified the sellers that it was rescinding both transactions due to a breach of the Creative Licensing Agreement in that the sellers misled AMG Television regarding the status and ownership of the rights and failed to provide agreed documentation required in order to permit exploitation of the projects.  In the legal action filed in the Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida (Alliance Media Group Holdings, Inc. and AMG Television, LLC v. Creative Licensing International, LLC, et. al. case no. 502014CA005033XXXXMB), the Company and AMG Television allege that Creative Licensing International, LLC and 28 individual defendants (including Roy A. Sciacca and Lisa Colletti) breached the Creative Licensing Agreement and fraudulently induced AMG Television to enter into the Creative Licensing Agreement.  The Company and AMG Television amended their complaint in the matter on May 14, 2014. The Company and AMG Television are seeking the rescission of the Creative Licensing Agreement, return of the Company stock issued and cash delivered in connection therewith and other and further damages suffered by the Company in an amount to be determined at the time of trial.  As of August 12, 2014, the majority of the defendants in the action have been served, only one defendant has filed a response to the Complaint and defaults have been entered against certain other named defendants.  The Company and AMG Television have also reached settlements with approximately ten of the named defendants.  Discovery has yet to be commenced and no trial date has been set.  The litigation is in its early stages and the Company cannot project whether it will achieve a successful result in connection with the remainder of the action or any other related actions.  The Company believes that it’s position in the litigation is well-taken and supported by the facts.  Notwithstanding, if the matter is taken to conclusion, the Company could incur substantial legal expenses in an amount which cannot be determined or estimated at this time, and which could have a material negative impact on the Company’s earnings.  As of the date of this report, the Company has canceled 116,869 shares of common stock which have been tendered to the Company in connection with the partial settlement of the litigation.

New York Sandwich Company Litigation

In October 2014, New York Sandwich Company, LLC (“NYSC”), a wholly-owned subsidiary of the Company, notified its landlord, A&C Funding Corp. (“Landlord”) in writing that it had discontinued the operation of NYSC on the premises it leases from Landlord (the “Premises”),and that it was abandoning and relinquishing possession of the Premises to the Landlord.  Thereupon, the Landlord commenced a lawsuit against NYSC and a third party for failure to pay the monthly rent required under the Lease.  The lawsuit is pending in the Circuit Court for Broward County, Florida, as Case No. CACE-14-019733.  The Complaint seeks eviction, unspecified general and punitive damages.  The Premises is located in Broward County, Florida, and was leased by NYSC and the third party for the purpose of operating a restaurant, which has since ceased operations.  On October 29, 2014, the Company stipulated to the entry of a judgment for eviction  Since NYSC no longer occupies the Premises, the Company agreed to the entry of a judgment of eviction. The Company is defending the action and it is too early to determine or estimate the potential financial impact of this matter on the

 Company.  Notwithstanding, if the matter is taken to conclusion, the Company could incur substantial legal expenses in an amount which cannot be determined or estimated at this time, and which could have a material negative impact on the Company’s earnings.

Other than the aforementioned matter, there are no other legal proceedings which are pending or have been threatened against the Company or any of its officers, directors or control persons of which management is aware

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by us from January 1, 2014 through September 30, 2014 which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
R. Arthur Dunkle	1/6/14	Common Stock	40,000	Purchase @ $0.75 per share
Heidi B.Creekmur	1/6/14	Common Stock	15,000	Purchase @ $0.75 per share
David M. Nelms	1/6/14	Common Stock	13,334	Purchase @ $0.75 per share
Kaith & Elaine Ragon	1/6/14	Common Stock	13,334	Purchase @ $0.75 per share
Nadia Marrese	1/6/14	Common Stock	66,667	Purchase @ $0.75 per share
John Bittel	1/6/14	Common Stock	33,334	Purchase @ $0.75 per share
Robert Diener	1/9/14	Common Stock	(100,000)	Cancel prior issuance
Joseph McNaney	2/4/14	Common Stock	1,000,000	Professional services
Ted & Cari Lyon	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Benjamin Ellis McCurdy	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Vince Desai	2/5/14	Common Stock	12,000	Purchase @ $0.75 per share
Robert Bromley Davis	2/5/14	Common Stock	21,000	Purchase @ $0.75 per share
David Murg	2/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Richard & Melody Spano	2/5/14	Common Stock	33,334	Purchase @ $0.75 per share
Andrew Bromley Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Edward Thomas Bromley Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Diana Carolyn Davis	2/5/14	Common Stock	10,500	Purchase @ $0.75 per share
Gary E. Miano	2/5/14	Common Stock	1,334	Purchase @ $0.75 per share
John T. Helvie	2/5/14	Common Stock	1,334	Purchase @ $0.75 per share
Nadia Marrese	2/5/14	Common Stock	13,667	Purchase @ $0.75 per share
Marcia G. Malits	2/5/14	Common Stock	4,000	Purchase @ $0.75 per share
Gabriel Miller	2/5/14	Common Stock	6,672	Purchase @ $0.75 per share
Robert & Sandra Andrys	2/5/14	Common Stock	6,700	Purchase @ $0.75 per share
Lance G. Hoppen	2/5/14	Common Stock	6,700	Purchase @ $0.75 per share
Michael G. Geisler	2/5/14	Common Stock	13,334	Purchase @ $0.75 per share
Dawn A Goughnour	2/5/14	Common Stock	15,000	Purchase @ $0.75 per share
Wayne Evan Tullos	2/6/14	Common Stock	458,333	Debenture Conversion
David M. Rittenhouse	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Samuel Spector	2/26/14	Common Stock	2,667	Purchase @ $0.75 per share
Kaith Ragon	2/26/14	Common Stock	13,334	Purchase @ $0.75 per share

Danny Bochel	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Frances Frazier	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Scott & Elizabeth Sheppard	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Thomas Camerlengo et. al.	2/26/14	Common Stock	3,334	Purchase @ $0.75 per share
Jeffrey Allen Mills	2/26/14	Common Stock	8,000	Purchase @ $0.75 per share
Ronald E. Rivers	2/26/14	Common Stock	4,667	Purchase @ $0.75 per share
Nadia Marrese	2/26/14	Common Stock	53,334	Purchase @ $0.75 per share
Alfred & Linda Cardamone	2/26/14	Common Stock	13,334	Purchase @ $0.75 per share
Cooper Alexander Stetson	2/26/14	Common Stock	8,000	Professional services
Dan Moss Jr.	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Gabrielle Rusignuolo	2/26/14	Common Stock	11,000	Purchase @ $0.75 per share
Dennis & Susan George	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Darrell Slaughter	2/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Hugh F. Quinn	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Paul Meicka	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Brian D. Hughes	2/26/14	Common Stock	10,000	Purchase @ $0.75 per share
John J. & Darla Melkun	2/26/14	Common Stock	13,333	Purchase @ $0.75 per share
Roy Sciacca	3/17/14	Common Stock	(2,000,000)	Cancel prior issuance
Susan Kubiak	2/27/14	Common Stock	10,000	Purchase @ $0.75 per share
Gabrielle Rusignuolo	3/1/14	Common Stock	11,000	Purchase @ $0.75 per share
Michael Sacco	3/5/14	Common Stock	10,000	Purchase @ $0.75 per share
Gregg Spiegel	3/5/14	Common Stock	66,668	Purchase @ $0.75 per share
Jay Silver	3/5/14	Common Stock	66,668	Purchase @ $0.75 per share
Jerry & Pamela Mercer	3/12/14	Common Stock	4,000	Purchase @ $0.75 per share
Nadia Marrese	3/12/14	Common Stock	13,334	Purchase @ $0.75 per share
Robert Bromley Davis	3/25/14	Common Stock	66,700	Purchase @ $0.75 per share
Nadia Marrese	3/21/14	Common Stock	13,334	Purchase @ $0.75 per share
Jerry & Pamela Mercer	3/21/14	Common Stock	4,000	Purchase @ $0.75 per share
Robert A. Twitty	4/1/14	Common Stock	26,668	Purchase @ $0.75 per share
Wayne Evan Tullos	3/1/14	Common Stock	100,000	Professional services
Ken Hickman	3/1/14	Common Stock	13,984	Professional services
Howard Ash	3/1/14	Common Stock	100,000	Professional services
USREDA, LLC	3/27/14	Common Stock	1,333,334	Purchase @ $0.75 per share
Michael Goodstein	4/3/14	Common Stock	13,334	Purchase @ $0.75 per share
Consolidated Securities PTY Ltd	4/9/14	Common Stock	100,000	Professional services
Lord St. John	4/9/14	Common Stock	100,000	Professional services
Michael Goodstein	4/15/14	Common Stock	2,667	Purchase @ $0.75 per share
Samuel Specter	4/15/14	Common Stock	3,000	Purchase @ $0.75 per share
Sandra Gozzo	4/15/14	Common Stock	26,667	Purchase @ $0.75 per share
Paul Meicke	4/21/14	Common Stock	10,000	Purchase @ $0.75 per share
John & Adrienne Stubbins	4/23/14	Common Stock	10,000	Purchase @ $0.75 per share
Lovely Property Investments	4/24/14	Common Stock	750,000	Purchase @ $0.75 per share
Edward Peters	4/30/14	Common Stock	13,334	Purchase @ $0.75 per share
Diana & Richard Roof	5/5/14	Common Stock	66,667	Purchase @ $0.75 per share
Kathrine Sarti	5/19/14	Common Stock	10,000	Purchase @ $0.75 per share
Dennis & Susan George	5/27/14	Common Stock	1,334	Purchase @ $0.75 per share
Keith Goehring	5/27/14	Common Stock	13,334	Purchase @ $0.75 per share

Ken Hickman	5/28/14	Common Stock	13,334	Purchase @ $0.75 per share
Samuel Specter	5/29/14	Common Stock	3,750	Purchase @ $0.75 per share
Samuel Specter	5/29/14	Common Stock	1,250	Purchase @ $0.75 per share
Brigitte Storch	6/2/14	Common Stock	13,334	Purchase @ $0.75 per share
Jerry & Pamela Mercer	6/3/14	Common Stock	5,334	Purchase @ $0.75 per share
Donna Smathers	6/13/14	Common Stock	20,000	Purchase @ $0.75 per share
Wellington Asset Holdings, Inc.	6/18/14	Common Stock	266,000	Acquisition
Nadia Marrese	7/22/14	Common Stock	6,667	Purchase @ $0.75 per share
TFC Group, LLC	8/20/14	Common Stock	25,000	Purchase @ $0.75 per share
Samuel Specter	8/27/14	Common Stock	2,000	Purchase @ $0.75 per share

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On November 10, 2014, Johan Sturm resigned as a director of the Company with immediate effect.

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

ALLIANCE MEDIA GROUP HOLDINGS, INC.

Date: November 14, 2014	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Executive Officer)
Date: November 14, 2014	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* to be filed by amendment