Form 10-Q/A
period 2013-03-31
Alliance Media Group Holdings, Inc.
filed 2014-11-17
CIK 1549145

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

ALLIANCE MEDIA GROUP HOLDINGS, INC.

Date: November 17, 2014	By:	/s/ Daniel de Liege

Daniel de Liege Director, CEO, CFO, President, Treasurer and Secretary (Principal Executive and Financial Officer)