Form 10-K
period 2014-12-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2015-04-14
CIK 1549145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-181633

ALLIANCE BIOENERGY PLUS, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014): $13,162,746

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 14, 2015): 37,718,225

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Alliance BioEnergy Plus, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS

Background

Business Overview

Alliance Bioenergy Plus, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels and new technologies sectors. From inception through December 5, 2014, the Company was known as Alliance Media Group Holdings, Inc. At inception (March 28, 2012), the Company was organized as a vehicle to engage in the commercial production, distribution and exploitation of Motion Pictures and other Entertainment products. However, in December 2013, a wholly owned subsidiary of the Company, AMG Renewables, LLC (“AMG Renewables”), acquired the controlling interest (51%) in AMG Energy Group, LLC (“AMG Energy”), which owns a fifty percent (50%) interest of Carbolosic, LLC (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal in acquiring the interest in AMG Energy is to develop the CTS technology to a commercial scale and then seek to license the technology to prospective licensees. In September 2014, the Company determined to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies and to divest the Company of its entertainment-related assets and subsidiaries. The principal reason for such action was the recognition that the Company’s entertainment-related assets were generating substantial losses and contributing little value compared to the potential management saw in the energy-related activities and to provide a clear focus and direction to the Company moving forward. The Company therefore determined at that time to divest and sell off, close down or discontinue the operations of its entertainment-related subsidiaries. Subsequently, the Company determined that the name Alliance Media Group Holdings, Inc. was no longer relevant to the new business direction of the Company and, effective December 5, 2014, amended the Company’s Articles of Incorporation to change the name of the Company to Alliance Bioenergy Plus, Inc., which is more appropriately descriptive of the new business direction of the Company.

The Company is focused on one industry – Renewable Energy. Through its wholly-owned subsidiaries, AMG Renewables, LLC and Carbolosic Plant 1, LLC, which in turn owns controlling interests in AMG Energy Group, LLC, and Central Florida Institute of Science and Technology, Inc., the Company has a strategy that includes growth in its energy-related activities as well as mergers and acquisitions and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

AMG RENEWABLES, LLC

AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), is a wholly-owned subsidiary of the Company, created for the purpose of managing and developing the Company’s renewable energy technology enterprises. AMG Renewables has one wholly-owned subsidiary, Carbolosic Plant 1, LLC, a Florida limited liability company (“Carbolosic Plant 1”), and two majority owned subsidiaries, AMG Energy Group, LLC, a Florida limited liability company (“AMG Energy”) and Central Florida Institute of Science and Technology, Inc, a Florida corporation (“CFIST”).

●

On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of December 31, 2014, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

●

AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

●

Carbolosic Plant 1 was created in October 2014 for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL.

●

CFIST, was created in December 2014 as a wholly owned subsidiary of AMG Energy, to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies.

The Company believes that its management and consultants have significant experience in the bio-fuels, renewable energy and chemical manufacturing industries. As of this date, the Company has not generated any revenues from its renewable energy business.

Description of the Company’s Securities

The Company is currently authorized to issue 100,000,000 Shares of Common Stock par value $0.001 and 10,000,000 shares of Preferred Stock par value $0.001. Each share of Company Common Stock is entitled to one (1) vote per share.

Employees

The company currently employs three full-time employees and six consultants.

ITEM 1A. RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Offices

The Company maintains its corporate office at 400 N Congress Avenue, Suite 130, West Palm Beach Florida 33401. The Company’s telephone number is 888-607-3555. The Company has leased its office pursuant to a lease for a period of forty (40) months from April 6, 2012 through August 5, 2015. The lease commencement date was August 6, 2012. Annual rent commenced at approximately $46,250 per annum and increases on a year-to-year basis by three percent (3%) over the Base Year. In addition, the Company is obligated to pay an amount equal to 3.76% of the operating expenses of the building together with sales tax on all amounts.

In May 2014, the Company acquired an additional office at the same location. The lease period is for fifty-four (54) months from May 1, 2014 through October 31, 2018. The rent commencement date is November 1, 2014. Annual rent commences at approximately $51,338 per annum and increases on a year-to-year basis by three percent (3%) over the Base Year.

In addition, CFIST leases office and warehouse space in Longwood, FL, which will serve as its research and demonstration facility. The lease period is for thirty-six (36) months from February 1, 2015 through January 31, 2018. Annual rent commences at approximately $70,620 per annum and increases on a year-to-year basis by five percent (5%) over the prior year.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of April 14, 2015, the only material litigation, claims or suits whose outcomes could have a material effect on the Company’s financial statements are as follows:

Creative Licensing Litigation.

During 2013, the Company’s wholly-owned subsidiary, AMG Television, LLC (“AMG Television”), had entered into agreements (collectively, the “Creative Licensing Agreement”) to acquire (i) the partially completed American Idol style reality series World Star (formerly Recreating A Legend) for a $600,000 cash payment plus 1,600,000 shares of Company Common Stock and (ii) the completed documentary Making of a Saint: The Journey to Sainthood for a $100,000 cash payment plus 267,000 shares of Company Common Stock. Subsequently, on April 25, 2014, the Company and AMG Television notified the sellers that it was rescinding both transactions due to a breach of the Creative Licensing Agreement in that the sellers misled AMG Television regarding the status and ownership of the rights and failed to provide agreed documentation required in order to permit exploitation of the projects. In the legal action filed in the Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida (Alliance Media Group Holdings, Inc. and AMG Television, LLC v. Creative Licensing International, LLC, et. al. case no. 502014CA005033XXXXMBAF), the Company and AMG Television allege that Creative Licensing International, LLC and 28 individual defendants (including Roy A. Sciacca and Lisa Colletti) breached the Creative Licensing Agreement and fraudulently induced AMG Television to enter into the Creative Licensing Agreement. The Company and AMG Television amended their complaint in the matter on May 14, 2014. The Company and AMG Television are seeking the rescission of the Creative Licensing Agreement, return of the Company stock issued and cash delivered in connection therewith and other and further damages suffered by the Company in an amount to be determined at the time of trial. As of December 31, 2014, The Company and AMG Television had reached settlements (the “Settlement”) with seven of the twenty-eight named defendants and the Company had canceled a net of 116,872 shares of common stock which have been tendered to the Company. In February 2015, the Company reached a settlement of the case with respect to the principal defendants, Roy A. Sciacca and Lisa Colletti whereby Sciacca and Colletti agreed to return an aggregate of 960,215 shares of previously issued stock to the Company and the Company agreed to issue 500,000 new shares of stock to them. In connection with the Settlement with Sciacca and Colletti, the Company recovered a net of 460,215 shares issued in connection with the Creative Licensing transaction. In the aggregate, the Company has now recovered 577,087 of the 1.867 million shares issued in connection with the transaction. In addition, in connection with the Settlement, the Company recovered an additional 500,000 of the 800,000 shares of Company stock which had been previously issued in connection with payment for purported management services to be provided by certain of the defendants. The Company continues to believe that its position in the litigation is well-taken and supported by the facts and will continue to proceed with respect to the remaining defendants. The litigation is in its early stages and the Company cannot project whether it will achieve a successful result in connection with the remainder of the action or any other related actions. Discovery has yet to be commenced and no trial date has been set. If the matter is taken to conclusion, the Company could incur additional legal expenses in an amount which cannot be determined or estimated at this time.

Other than the aforementioned matter, there are no other legal proceedings which are pending or have been threatened against the Company or any of its officers, directors or control persons of which management is aware.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company became subject to Securities Exchange Act Reporting Requirements in October 2012. The symbol "ALLM" is assigned for its securities. The Company’s common stock commenced trading on the OTCBB on February 5, 2014.

The following table shows the high and low prices of the Company’s common shares on the OTC Bulletin Board for each quarter since its common stock began to trade on the OTC Bulletin Board in February 2014. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
February 5, 2014 – March 31, 2014	$2.75	$0.75
April 1, 2014 – June 30, 2014	$2.00	$0.75
July 1, 2014 – September 30, 3014	$1.67	$0.69
October 1, 2014 – December 31, 2014	$1.09	$0.30
January 1, 2015 – March 31, 2015	$0.65	$0.22

Options and Warrants

On November 19, 2013, the Company entered into a Common Stock Purchase Warrant agreement with Constellation Asset Advisors, Inc. whereby it issued a Warrant to purchase 2,000,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share. The Warrant was issued in partial consideration for a Consulting Agreement.

On November 20, 2014, the Company entered into a Common Stock Purchase Warrant agreement with EraStar, Inc. whereby it issued a Warrant to purchase 500,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share. The Warrant was issued in partial consideration for a Consulting Agreement.

In February 2015, the Company began a second round of financing wherein each unit sold consists of one (1) share of common stock, one (1) series A Warrant for a period of three (3) years convertible to .5 Common Share at an exercise price of $0.75 and one (1) series B Warrant for a period of three (3) years convertible to .5 Common Share at an exercise price of $1.50. Currently the Company has sold 1,687,702 units.

In March 2015, the Company’s Board of Directors approved a resolution to compensate the board’s independent directors with cash or equity valued at $10,000 per quarter. Currently, the company has issued 3 options to purchase an aggregate of 68,184 shares of common stock for a period of three (3) years at an exercise price of $0.44. In addition, the Company also awarded an independent director a three (3) year option to purchase 100,000 shares of common stock at an exercise price of $0.44 and approved an employee stock option award to purchase 500,000 shares of common stock at an exercise price of $0.48 and a ninety (90) day term.

Other than the foregoing agreements, none of the Company’s shares of Common Stock are subject to outstanding options or warrants.

Notes Payable

Short-Term Notes Payable – Related Party

Currently, the Company has two short-term notes payable to a related party of $71,000 and accrued interest of $5,486. Both of the notes bear interest at a rate of five percent (5%) per annum and are coming due within the next 12 months.

Long-Term Notes Payable – Other

The Company currently has two long-term notes payable to the same lender of $1,250,000 and accrued interest payable on these obligations of $1,417. Each note has a 5-year term and bears interest at a rate of 4.31% per annum. On December 9, 2014 the Company took advantage of a 0.51% interest rate discount, by making a $95,000 advanced payment to lender, representing the full five year interest payment on one of the notes.

Holders

As of April 14, 2015 there were 37,718,225 shares of common stock outstanding and approximately 196 stockholders of record.

Transfer Agent and Registrar

The Company’s transfer agent is VStock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516, Phone: 212-828-8436.

Dividend Policy

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain future earnings to fund ongoing operations and future capital requirements of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently five (5) outstanding options to purchase an aggregate of 668,184 shares of common stock under the Company’s 2012 Employee, Director Stock Plan. In addition, 500,000 shares of common stock have been issued under the plan to an employee. The Company did not, however, have any options, warrants or rights outstanding as of December 31, 2014.

Number of securities
remaining available for
	Number of Securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	668,184	$0.47	5,257,927
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	668,184	$0.47	5,257,927

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company from January 1, 2014 through April 14, 2015 which were not registered under the Securities Act.

			Amount of
	Date of	Title of	Securities
Name of Purchaser	Sale	Security	Sold	Consideration
R. Arthur Dunkle	01/06/14	Common Stock	40,000	Purchase @ $0.75 per share
Heidi B.Creekmur	01/06/14	Common Stock	15,000	Purchase @ $0.75 per share
David M. Nelms	01/06/14	Common Stock	13,334	Purchase @ $0.75 per share
Kaith & Elaine Ragon	01/06/14	Common Stock	13,334	Purchase @ $0.75 per share
Nadia Marrese	01/06/14	Common Stock	66,667	Purchase @ $0.75 per share
John Bittel	01/06/14	Common Stock	33,334	Purchase @ $0.75 per share
Robert Diener	01/09/14	Common Stock	(100,000)	Cancel prior issuance
Joseph McNaney	02/04/14	Common Stock	1,000,000	Professional services
Ted & Cari Lyon	02/05/14	Common Stock	10,000	Purchase @ $0.75 per share
Benjamin Ellis McCurdy	02/05/14	Common Stock	10,000	Purchase @ $0.75 per share
Vince Desai	02/05/14	Common Stock	12,000	Purchase @ $0.75 per share
Robert Bromley Davis	02/05/14	Common Stock	21,000	Purchase @ $0.75 per share
David Murg	02/05/14	Common Stock	10,000	Purchase @ $0.75 per share
Richard & Melody Spano	02/05/14	Common Stock	33,334	Purchase @ $0.75 per share
Andrew Bromley Davis	02/05/14	Common Stock	10,500	Purchase @ $0.75 per share
Edward Thomas Bromley Davis	02/05/14	Common Stock	10,500	Purchase @ $0.75 per share
Diana Carolyn Davis	02/05/14	Common Stock	10,500	Purchase @ $0.75 per share
Gary E. Miano	02/05/14	Common Stock	1,334	Purchase @ $0.75 per share
John T. Helvie	02/05/14	Common Stock	1,334	Purchase @ $0.75 per share
Nadia Marrese	02/05/14	Common Stock	13,667	Purchase @ $0.75 per share
Marcia G. Malits	02/05/14	Common Stock	4,000	Purchase @ $0.75 per share
Gabriel Miller	02/05/14	Common Stock	6,672	Purchase @ $0.75 per share
Robert & Sandra Andrys	02/05/14	Common Stock	6,700	Purchase @ $0.75 per share
Lance G. Hoppen	02/05/14	Common Stock	6,700	Purchase @ $0.75 per share
Michael G. Geisler	02/05/14	Common Stock	13,334	Purchase @ $0.75 per share
Dawn A Goughnour	02/05/14	Common Stock	15,000	Purchase @ $0.75 per share
Wayne Evan Tullos	02/06/14	Common Stock	458,333	Debenture Conversion
David M. Rittenhouse	02/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Samuel Spector	02/26/14	Common Stock	2,667	Purchase @ $0.75 per share
Kaith Ragon	02/26/14	Common Stock	13,334	Purchase @ $0.75 per share
Danny Bochel	02/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Frances Frazier	02/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Scott & Elizabeth Sheppard	02/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Thomas Camerlengo et. al.	02/26/14	Common Stock	3,334	Purchase @ $0.75 per share
Jeffrey Allen Mills	02/26/14	Common Stock	8,000	Purchase @ $0.75 per share
Ronald E. Rivers	02/26/14	Common Stock	4,667	Purchase @ $0.75 per share
Nadia Marrese	02/26/14	Common Stock	53,334	Purchase @ $0.75 per share
Alfred & Linda Cardamone	02/26/14	Common Stock	13,334	Purchase @ $0.75 per share

Cooper Alexander Stetson	02/26/14	Common Stock	8,000	Professional services
Dan Moss Jr.	02/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Gabrielle Rusignuolo	02/26/14	Common Stock	11,000	Purchase @ $0.75 per share
Dennis & Susan George	02/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Darrell Slaughter	02/26/14	Common Stock	1,334	Purchase @ $0.75 per share
Hugh F. Quinn	02/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Paul Meicka	02/26/14	Common Stock	10,000	Purchase @ $0.75 per share
Brian D. Hughes	02/26/14	Common Stock	10,000	Purchase @ $0.75 per share
John J. & Darla Melkun	02/26/14	Common Stock	13,333	Purchase @ $0.75 per share
Roy Sciacca	03/17/14	Common Stock	(2,000,000)	Cancel prior issuance
Susan Kubiak	02/27/14	Common Stock	10,000	Purchase @ $0.75 per share
Gabrielle Rusignuolo	03/01/14	Common Stock	11,000	Purchase @ $0.75 per share
Michael Sacco	03/05/14	Common Stock	10,000	Purchase @ $0.75 per share
Gregg Spiegel	03/05/14	Common Stock	66,668	Purchase @ $0.75 per share
Jay Silver	03/05/14	Common Stock	66,668	Purchase @ $0.75 per share
Jerry & Pamela Mercer	03/12/14	Common Stock	4,000	Purchase @ $0.75 per share
Nadia Marrese	03/12/14	Common Stock	13,334	Purchase @ $0.75 per share
Robert Bromley Davis	03/25/14	Common Stock	66,700	Purchase @ $0.75 per share
Nadia Marrese	03/21/14	Common Stock	13,334	Purchase @ $0.75 per share
Jerry & Pamela Mercer	03/21/14	Common Stock	4,000	Purchase @ $0.75 per share
Robert A. Twitty	04/01/14	Common Stock	26,668	Purchase @ $0.75 per share
Wayne Evan Tullos	03/01/14	Common Stock	100,000	Professional services
Ken Hickman	03/01/14	Common Stock	13,984	Professional services
Howard Ash	03/01/14	Common Stock	100,000	Professional services
USREDA, LLC	03/27/14	Common Stock	1,333,334	Purchase @ $0.75 per share
Michael Goodstein	04/03/14	Common Stock	13,334	Purchase @ $0.75 per share
Consolidated Securities PTY Ltd	04/09/14	Common Stock	100,000	Professional services
Lord St. John	04/09/14	Common Stock	100,000	Professional services
Michael Goodstein	04/15/14	Common Stock	2,667	Purchase @ $0.75 per share
Samuel Specter	04/15/14	Common Stock	3,000	Purchase @ $0.75 per share
Sandra Gozzo	04/15/14	Common Stock	26,667	Purchase @ $0.75 per share
Paul Meicke	04/21/14	Common Stock	10,000	Purchase @ $0.75 per share
John & Adrienne Stubbins	04/23/14	Common Stock	10,000	Purchase @ $0.75 per share
Lovely Property Investments	04/24/14	Common Stock	750,000	Purchase @ $0.75 per share
Edward Peters	04/30/14	Common Stock	13,334	Purchase @ $0.75 per share
Diana & Richard Roof	05/05/14	Common Stock	66,667	Purchase @ $0.75 per share
Kathrine Sarti	05/19/14	Common Stock	10,000	Purchase @ $0.75 per share
Dennis & Susan George	05/27/14	Common Stock	1,334	Purchase @ $0.75 per share
Keith Goehring	05/27/14	Common Stock	13,334	Purchase @ $0.75 per share
Ken Hickman	05/28/14	Common Stock	13,334	Purchase @ $0.75 per share
Samuel Specter	05/29/14	Common Stock	3,750	Purchase @ $0.75 per share
Samuel Specter	05/29/14	Common Stock	1,250	Purchase @ $0.75 per share
Brigitte Storch	06/02/14	Common Stock	13,334	Purchase @ $0.75 per share

Jerry & Pamela Mercer	06/03/14	Common Stock	5,334	Purchase @ $0.75 per share
Donna Smathers	06/13/14	Common Stock	20,000	Purchase @ $0.75 per share
Joseph McNaney*	06/11/14	Common Stock	3,000,000	Professional Services
Wellington Asset Holdings, Inc.	06/18/14	Common Stock	266,000	Acquisition
Nadia Marrese	07/22/14	Common Stock	6,667	Purchase @ $0.75 per share
TFC Group, LLC	08/20/14	Common Stock	25,000	Purchase @ $0.75 per share
Samuel Specter	08/27/14	Common Stock	2,000	Purchase @ $0.75 per share
Carol and Charles Otto	10/16/14	Common Stock	(12,135)	Litigation Settlement
Certified Medical Consultants, Inc	10/16/14	Common Stock	(14,002)	Litigation Settlement
Gregg Spiegel	10/16/14	Common Stock	(10,891)	Litigation Settlement
Kenneth Steckler	10/16/14	Common Stock	(68,826)	Litigation Settlement
Stephen Schaefer	10/16/14	Common Stock	(11,015)	Litigation Settlement
Constellation Asset Advisors, Inc	11/19/14	Common Stock	877,153	Professional services
Michael Bilodeau	12/08/14	Common Stock	100,000	Professional services
Ken Hickman	12/08/14	Common Stock	2,016	Professional services
A & C Funding, Corp.	12/17/14	Common Stock	10,000	Professional services
EraStar, Inc	12/08/14	Common Stock	100,000	Professional services
Charles Otto	12/22/14	Common Stock	12,250	Professional services
Stephen Schaefer	12/22/14	Common Stock	11,200	Professional services
Kenneth Steckler	12/22/14	Common Stock	69,000	Professional services
Gregg Spiegel	12/22/14	Common Stock	10,900	Professional services
David Derrico	12/30/14	Common Stock	150,000	Professional services
Dr. Richard Blair	12/31/14	Common Stock	25,000	Professional services
Roy Sciacca	02/06/15	Common Stock	(273,515)	Litigation Settlement
Lisa Coletti	02/06/15	Common Stock	(686,700)	Litigation Settlement
Joseph McNaney*	02/24/15	Common Stock	(4,000,000)	Cancel prior issuance
Steven Sadaka	02/26/15	Common Stock	100,000	Purchase @ $0.33 per share
Steven Nelson	03/03/15	Common Stock	150,000	Professional services
David Matthews	03/05/15	Common Stock	500,000	Professional services
USREDA, LLC	03/13/15	Common Stock	781,250	Purchase @ $0.32 per share
USREDA, LLC	03/24/15	Common Stock	806,452	Purchased @ $0.31 per share

* Shares were recorded, but not issued at 12/31/2014

The securities issued in the above mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rules 505 and 506 of Regulation D.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company it is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company’s audited financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by, and information currently available to, its management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that the Company desires to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

Business Overview

Alliance Bioenergy Plus, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels and new technologies sectors. From inception through December 5, 2014, the Company was known as Alliance Media Group Holdings, Inc. At inception (March 28, 2012), the Company was organized as a vehicle to engage in the commercial production, distribution and exploitation of Motion Pictures and other Entertainment products. However, in December 2013, a wholly owned subsidiary of the Company, AMG Renewables, LLC (“AMG Renewables”), acquired the controlling interest (51%) in AMG Energy Group, LLC (“AMG Energy”), which owns a fifty percent (50%) interest of Carbolosic, LLC (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal in acquiring the interest in AMG Energy is to develop the CTS technology to a commercial scale and then seek to license the technology to prospective licensees. In September 2014, the Company determined to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies and to divest the Company of its entertainment-related assets and subsidiaries. The principal reason for such action was the recognition that the Company’s entertainment-related assets were generating substantial losses and contributing little value compared to the potential management saw in the energy-related activities and to provide a clear focus and direction to the Company moving forward. The Company therefore determined at that time to divest and sell off, close down or discontinue the operations of its entertainment-related subsidiaries. Subsequently, the Company determined that the name Alliance Media Group Holdings, Inc. was no longer relevant to the new business direction of the Company and, effective December 5, 2014, amended the Company’s Articles of Incorporation to change the name of the Company to Alliance Bioenergy Plus, Inc., which is more appropriately descriptive of the new business direction of the Company.

Plan of Operation

The Company is focused on one industry – Renewable Energy. Through its wholly-owned subsidiaries, AMG Renewables, LLC and Carbolosic Plant 1, LLC, which in turn owns controlling interests in AMG Energy Group, LLC, and Central Florida Institute of Science and Technology, Inc., the Company has a strategy that includes growth in its energy-related activities as well as mergers and acquisitions and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

AMG RENEWABLES, LLC

AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), is a wholly-owned subsidiary of the Company, created for the purpose of managing and developing the Company’s renewable energy technology enterprises. AMG Renewables has one wholly-owned subsidiary, Carbolosic Plant 1, LLC, a Florida limited liability company (“Carbolosic Plant 1”), and two majority owned subsidiaries, AMG Energy Group, LLC, a Florida limited liability company (“AMG Energy”) and Central Florida Institute of Science and Technology, Inc, a Florida corporation (“CFIST”).

●	On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of December 31, 2014, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

●	AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

●	Carbolosic Plant 1 was created in October 2014 for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL.

●	CFIST, was created in December 2014 as a wholly owned subsidiary of AMG Energy, to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies.

The Company believes that its management and consultants have significant experience in the bio-fuels, renewable energy and chemical manufacturing industries. As of this date, the Company has not generated any revenues from its renewable energy business.

Capital Formation

On July 6, 2012, the Company issued a Convertible Debenture in the face amount of $50,000 to W. Evan Tullos. The Debenture indebtedness was due and payable on July 1, 2013 and bore interest at a rate of ten percent (10%) per annum, payable at maturity. The face amount of the Convertible Debenture and $7,862 of accrued interest was converted to 458,333 shares of Common Stock on January 31, 2014. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instrument set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

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

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). In the years ended December 31, 2014 and December 31, 2013, the Company had sold 3,203,295 and 194,666 shares of Common Stock through the Offering for aggregate proceeds of $2,402,180 and 156,001 respectively, of which 10,000 is a stock subscription receivable. The Offering was terminated in March 2015.

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

During the fiscal year ended December 31, 2013, the Company entered into a Common Stock Purchase Warrant agreement with Constellation Asset Advisors, Inc. whereby it issued a Warrant to purchase 2,000,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share. Using a Black-Scholes asset pricing model, this agreement was valued at $902,772.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 8,867,000 shares of its common stock as partial consideration for certain acquisitions valued at $5,474,040. During the fiscal year ended December 31, 2014, the Company issued the remaining 266,000 shares of its common stock valued at $199,500. Currently, 577,084 shares valued at $69,250 have been tendered to the company for cancellation relating to on ongoing legal case. The total cost for these acquisitions is $5,604,290.

During the fiscal year ended December 31, 2014, the Company committed to an aggregate of 5,689,503 shares of its common stock for services valued at $6,027,587. As of December 31, 2014, 3,000,000 of these shares, valued at $3,450,000 had yet to be issued and 4,000,000 shares valued at $4,250,000 were rescinded in February 2015.

During the fiscal year ended December 31, 2014, the Company entered into a Common Stock Purchase Warrant agreement with EraStar, Inc. whereby it issued a Warrant to purchase 500,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share. Using a Black-Scholes asset-pricing model, this agreement was valued at $278,850 and is being amortized over the life of the agreement.

During the fiscal year ended December 31, 2014, the Company issued 1,000,000 shares for aggregate proceeds of $750,000 along with two Common Stock Purchase Warrant agreements to a third party who owns 50% of an unconsolidated affiliate. The Company later refunded the $750,000 upon receiving documentation from the party’s legal counsel that the warrant agreements and shares have been cancelled.

In February 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of Common Stock, one (1) three-year Series A Warrant convertible to .5 Common Share at an exercise price of $0.75 and one (1) three-year series B Warrant convertible to .5 Common Share at an exercise price of $1.50. Currently the Company has sold 1,687,702 units for aggregate proceeds of $533,000. The offering is ongoing.

Through April 2015, the Company issued an aggregate of 650,000 shares of common stock for services valued at $306,000.

Through April 2015, the Company canceled a net of 960,215 shares of common stock in connection with certain ongoing litigation. 460,215 shares were canceled in connection with a certain acquisition and 500,000 shares issued for services were canceled.

Through April 2015, the Company’s Board of Directors approved a resolution to compensate the board’s independent directors with cash or equity valued at $10,000 per quarter. Currently, the Company has issued 3 options to purchase an aggregate of 68,184 shares of common stock for a period of three (3) years at an exercise price of $0.44. In addition, the Company also awarded an independent director a three (3) year option to purchase 100,000 shares of common stock at an exercise price of $0.44 and approved an employee stock option award to purchase 500,000 shares of common stock at an exercise price of $0.48 and a ninety (90) day term.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At December 31, 2014 the Company had a working capital deficiency of $2,337,374 and had incurred accumulated losses of $12,208,326 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2014 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Currently, the company has raised $3,081,182 through its private offerings and has begun receiving funding through its partnership with Carbolosic Energy 1, LLLP, pursuant to the U.S. EB-5 Immigrant Investor Program. In December 2014, the company received $1,250,000 of a program target loan amount of $33,000,000.

Results of Operations

Comparison of the year ended December 31, 2014 to December 31, 2013

For the year ended December 31, 2014 the Company’s general and administrative expenses increased by approximately $5,472,600 to $7,677,229 from $2,204,629 for the year ended December 31, 2013. This increase is primarily the result of $6,746,374 in legal, accounting and consulting fees, of which $6,027,587 is non-cash stock compensation, and $562,952 in payroll expenses. The Company recognized no revenues from continuing operations during the fiscal year ended December 31, 2014.

Interest expense increased in the year ended December 31, 2014 by approximately $114 to $11,145 from $11,031. This increase was the result of the repayment and conversion of certain loans payable, along with the interest accrued on $1,250,000 in long term loans received in the fourth quarter of 2014.

For the year ended December 31, 2014 the Company’s equity loss in an unconsolidated affiliate was $208,113 from $0 in 2013. This loss was mainly due to $377,330 in legal fees incurred by the non-consolidated affiliate, which mostly pertained to global patent applications.

For the year ended December 31, 2104 the Company’s discontinued operations expenses increased $1,813,891 to $1,902,530 from $88,639 for the year ended December 31, 2013, These losses are the result of the Company’s decision in September 2014 to divest the Company of its entertainment-related assets and subsidiaries and to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies. Specifically, this increase is due to a $924,040 impairment on the Company’s movies and scripts investments that were involved in litigation, $354,157 in legal fees, $255,921 in payroll expense and $150,290 in operating losses from the company’s restaurant operation that was closed.

Liquidity and Capital Resources

Liquidity

As of December 31, 2014 the Company had $205,969 in cash. Total Stockholders’ Equity at December 31, 2014 was $4,196,485. Total debt from continuing operations, including advances, accounts payable and other notes payable at December 31, 2014, together with interest payable thereon, was $3,541,456 an increase of $789,401 from $2,752,055 at December 31, 2013.

During the fiscal year ended December 31, 2014, the Company’s continuing operating activities used $1,958,703 in cash. This increase of 1,546,527 from the prior year can be attributed to $718,787 in legal, accounting and consulting fees, $562,952 in payroll expenses and $224,823 in travel expenses.

During the fiscal year ended December 31, 2014, the Company’s investing activities used $389,369 in cash. This use can be attributed to $88,987 used to purchase equipment for CFIST, $53,049 can be attributed to the build-out and improvement of the new office space for AMG Renewables, LLC and $157,256 advanced to Carbolosic, LLC.

During the fiscal year ended December 31, 2014, the Company generated $3,463,438 through its financing activities. This increase of $3,082,437 from the prior year can primarily be attributed to the sale of common stock through the Company’s private offering, which had raised $2,402,180 and the Company’s partnership with Carbolosic Energy 1, LLLP provided $1,250,000 in long-term loans payable.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding the Company’s operations, the company will clearly need to generate revenue or will require additional funding for ongoing operations and to finance such projects it may identify. As of April 14, 2015, the Company has raised $3,081,182 through its private placement offerings, however there is no guarantee that the company will be able to raise any additional capital.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

The Company, through its subsidiary Carbolosic Plant 1, has begun receiving funding through its partnership with Carbolosic Energy 1, LLLP towards the development of a CTS demonstration facility. During the fiscal year ended December 31, 2014, the Company received $1,250,000 towards a target loan amount of $33,000,000.

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

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of the entity is recorded in the Consolidated Statements of Earnings.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

The Company’s operating results are not affected by seasonality.

Inflation

The Company’s business and operating results are not affected in any material way by inflation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the years ended December 31, 2014 and December 31, 2013, and the report thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Shareholders
Alliance Bioenergy Plus, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Alliance Bioenergy Plus, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bioenergy Plus, Inc. and Subsidiaries Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As disclosed in Note 2, the Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $2,337,374 and may be unable to raise further equity. At December 31, 2014 the Company had incurred accumulated losses of $12,208,326 since inception. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 1, 2015

Alliance BioEnergy Plus, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$205,969	$48,968
Prepaid expenses	470,612	1,533,842
Current assets of discontinued operations	11,263	22,147
TOTAL CURRENT ASSETS	687,844	1,604,957

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED
DEPRECIATION OF $15,883 AND $906 AT DECEMBER 31, 2014 AND
DECEMBER 31, 2013, RESPECTIVELY	140,387	9,159

Other assets
Security deposits	7,278	3,000
Investment in and advances to an unconsolidated affiliate	7,497,437	7,459,323
Long term assets of discontinued operations	-	975,744
TOTAL OTHER ASSETS	7,504,715	8,438,067
TOTAL ASSETS	$8,332,946	$10,052,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$182,295	$42,969
Liability for stock to be issued	-	354,500
Payable relating to an acquisition - Related party	2,031,258	2,200,000
Short term note payable – Related party	71,000	71,000
Convertible debentures payable - Other	-	70,000
Interest payable – Related Party	5,486	1,937
Interest payable – Other	1,417	11,649
Current liabilities of discontinued operations	733,762	756,795
TOTAL CURRENT LIABILITIES	3,025,218	3,508,850
Long term liabilities
Long term notes payable – Other	1,250,000	-
TOTAL LONG TERM LIABILITIES	1,250,000	-
TOTAL LIABILITIES	4,275,218	3,508,850

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and
outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 40,340,738 shares issued and outstanding at December 31, 2014 and 32,840,476 shares issued and outstanding at
December 31, 2013	40,341	32,841
Stock Subscription Receivable	(10,000)	(10,000)
Additional paid-in capital	16,374,470	8,930,015
Accumulated deficit	(12,208,326)	(2,409,309)
Total stockholders' equity	4,196,485	6,543,547
Non-controlling interest	(138,757)	(214)
TOTAL EQUITY	4,057,728	6,543,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,332,946	$10,052,183

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year Ended	For The Year Ended
	December 31, 2014	December 31, 2013
Revenues	$-	$-

Operating expense
General and administrative	7,677,229	2,204,629
Total operating expenses	7,677,229	2,204,629

Loss from operations	(7,677,229)	(2,204,629)

Other expenses
Equity loss in an unconsolidated affiliate	208,113	-
Interest expense – related party	1,629	1,936
Interest expense – other	9,516	9,095
Total other expenses	(219,258)	(11,031)

Loss from continuing operations	(7,896,487)	(2,215,660)

Discontinued operations
Loss from operations	(978,490)	(88,639)
Loss on impairment	(924,040)	-
Loss from discontinued operations	(1,902,530)	(88,639)

Loss before provisions for income taxes	$(9,799,017)	$(2,304,299)
Provisions for income taxes	-	-
Net loss	(9,799,017)	(2,304,299)
Net loss attributable to non-controlling interest	(138,543)	(214)
Net loss attributable to Company	$(9,937,560)	$(2,304,513)

Basic and diluted net loss per share
Continuing operations	(0.22)	(0.11)
Discontinued operations	(0.05)	(0.00)
Net loss per share	$(0.27)	$(0.11)

Weighted average common shares outstanding
Basic and Diluted	37,029,419	20,270,384

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Stock	Additional		Non-	Total
	Common Stock		Preferred Stock		Subscription	Paid -in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	(Deficiency)
Balance as of January 1, 2013	19,395,000	$19,395	-	-	$(19,000)	$49,450	$(105,010)	-	$(55,165)
Issuance of common stock for services	2,300,477	2,301	-	-	-	858,897	-		860,198
Issuance of common stock for prepaid expenses	2,000,000	2,000	-	-	-	1,498,000	-		1,500,000
Issuance of 2,000,000 warrants for services	-	-	-	-	-	902,772	-		902,772
Issuance of common stock in connection with
conversion of notes payable	83,333	83	-	-	-	9,917	-		10,000
Issuance of common stock for cash	194,666	195	-	-	9,000	145,806	-		156,001
Issuance of common stock for acquisition (1)	1,867,000	1,867	-	-	-	222,173	-		224,040
Issuance of common stock for acquisition (2)	7,000,000	7,000	-	-	-	5,243,000	-		5,250,000
Net loss	-	-	-	-	-	-	(2,304,299)	(214)	(2,304,513)
Balance as of December 31, 2013	32,840,476	$32,841	-	-	$(10,000)	$8,930,015	$(2,409,309)	$(214)	$6,543,333
Issuance of common stock for services	5,689,503	5,690	-	-	-	6,021,897	-		6,027,587
Cancellation of common stock for prepaid expenses	(2,000,000)	(2,000)	-	-	-	(1,498,000)	-		(1,500,000)
Issuance of 500,000 warrants for services	-	-	-	-	-	278,850	-		278,850
Issuance of common stock in connection with
conversion of notes payable	458,333	458	-	-	-	57,404	-		57,862
Issuance of common stock for cash	3,203,295	3,203	-	-	-	2,398,977	-		2,402,180
Cancellation of common stock from acquisition (1)	(116,869)	(117)	-	-	-	(13,907)	-		(14,024)
Issuance of common stock for acquisition (2)	266,000	266	-	-	-	199,234	-		199,500
Net loss	-	-	-	-	-	-	(9,799,017)	(138,543)	(9,937,560)
Balance as of December 31, 2014	40,340,738	$40,341	-	-	$(10,000)	$16,374,470	$(12,208,326)	$(138,757)	$4,057,728

(1)	Stock issued for rights to two partially-completed television series “World Star” and “Making of a Saint: The Journey to Sainthood”
(2)	Stock issued for acquisition of AMG Energy Group, LLC

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended	For The Year Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities
Net loss from continuing operations	(8,035,030)	(2,215,874)
Net loss from discontinued operations	(1,902,530)	(88,639)
Net loss	$(9,937,560)	$(2,304,513)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	13,042	906
Accrued interest on convertible debentures	-	10,885
Stock based compensation	6,027,587	861,198
Issuance of warrants for services	23,237	902,772
Equity loss in an unconsolidated affiliate	208,113	-
Changes in operating assets and liabilities
Prepaid expenses	(181,158)	(3,842)
Accounts payable and accrued liabilities	(14,494)	120,418
Net cash used in operating activities – continuing operations	(1,958,703)	(412,176)
Net cash used in operating activities – discontinued operations	(917,565)	(105,380)
Net cash used in operating activities	(2,876,268)	(517,556)

Cash flows from investing activities
Purchase of property and equipment	(138,864)	(10,065)
Security deposit	(4,278)	(3,000)
Investment in and advance to an unconsolidated affiliate	(246,227)	214,894
Net cash from (used in) investing activities – continuing operations	(389,369)	201,829
Net cash from (used in) investing activities – discontinued operations	-	(57,110)
Net cash from (used in) investing activities	(389,369)	144,719

Cash flows from financing activities
Debt payment relating to an acquisition	(168,742)	-
Proceeds from short-term note payable – related party	-	71,000
Proceeds from long-term note payable – other	1,250,000	-
Net proceeds from issuance of common stock	2,402,180	155,001
Net proceeds of common stock to be issued	-	155,000
Repayment of convertible debt	(20,000)	-
Net cash provided by financing activities – continuing operations	3,463,438	381,001
Net cash provided by financing activities – discontinued operations	(40,800)	40,800
Net cash provided by financing activities	3,422,638	421,801

Net increase in cash and cash equivalents	157,001	48,964

Cash and cash equivalent at beginning of the period	48,968	4
Cash and cash equivalent at end of the period	205,969	48,968

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$11,145	$-
Taxes	480	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$50,000	$10,000
Conversion of Interest to Common Stock	7,863	-
Common stock issued for investment in Carbolosic	199,500	5,250,000
Common stock to be issued for investment in Carbolosic	-	199,500
Common stock (returned) issued recorded for prepaid expense	(1,500,000)	1,500,000
Reversal of common stock issued for investment in discontinued operations	(14,024)	224,040
Debt incurred for acquisition of Carbolosic	-	2,200,000
Debt incurred for acquisition in discontinued operations	-	700,000
Issuance of warrants for future services	255,612	-

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Alliance Bioenergy Plus, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels and new technologies sectors. From inception through December 5, 2014, the Company was known as Alliance Media Group Holdings, Inc. At inception (March 28, 2012), the Company was organized as a vehicle to engage in the commercial production, distribution and exploitation of Motion Pictures and other Entertainment products. However, in December 2013, a wholly owned subsidiary of the Company, AMG Renewables, LLC (“AMG Renewables”), acquired the controlling interest (51%) in AMG Energy Group, LLC (“AMG Energy”), which owns a fifty percent (50%) interest of Carbolosic, LLC (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal in acquiring the interest in AMG Energy is to develop the CTS technology to a commercial scale and then seek to license the technology to prospective licensees. In September 2014, the Company determined to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies and to divest the Company of its entertainment-related assets and subsidiaries. The principal reason for such action was the recognition that the Company’s entertainment-related assets were generating substantial losses and contributing little value compared to the potential management saw in the energy-related activities and to provide a clear focus and direction to the Company moving forward. The Company therefore determined at that time to divest and sell off, close down or discontinue the operations of its entertainment-related subsidiaries. Subsequently, the Company determined that the name Alliance Media Group Holdings, Inc. was no longer relevant to the new business direction of the Company and, effective December 5, 2014, amended the Company’s Articles of Incorporation to change the name of the Company to Alliance Bioenergy Plus, Inc., which is more appropriately descriptive of the new business direction of the Company.

Plan of Operation

The Company is focused on one industry – Renewable Energy. Through its wholly-owned subsidiaries, AMG Renewables, LLC and Carbolosic Plant 1, LLC, which in turn owns controlling interests in AMG Energy Group, LLC, and Central Florida Institute of Science and Technology, Inc., the Company has a strategy that includes growth in its energy-related activities as well as mergers and acquisitions and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

AMG RENEWABLES, LLC

AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), is a wholly-owned subsidiary of the Company, created for the purpose of managing and developing the Company’s renewable energy technology enterprises. AMG Renewables has one wholly-owned subsidiary, Carbolosic Plant 1, LLC, a Florida limited liability company (“Carbolosic Plant 1”), and two majority owned subsidiaries, AMG Energy Group, LLC, a Florida limited liability company (“AMG Energy”) and Central Florida Institute of Science and Technology, Inc., a Florida corporation (“CFIST”).

●

On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of December 31, 2014, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

●

AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

●

Carbolosic Plant 1 was created in October 2014 for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL.

●

CFIST, was created in December 2014 as a wholly owned subsidiary of AMG Energy, to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies.

The Company believes that its management and consultants have significant experience in the bio-fuels, renewable energy and chemical manufacturing industries. As of this date, the Company has not generated any revenues from its renewable energy business.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $2,337,374 and may be unable to raise further equity. At December 31, 2014 the Company had incurred accumulated losses of $12,208,326 since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of the entity is recorded in the Consolidated Statements of Operations.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide it with a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) provided that such contracts are indexed to its own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses the classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Non-controlling interest in consolidated subsidiaries

The accompanying consolidated financial statements include the accounts of Alliance BioEnergy Plus, Inc. and those subsidiaries that the Company has the ability to control either through voting rights or means other than voting rights. For these subsidiaries, the Company records 100% of the revenues, expenses, cash flows, assets and liabilities in its consolidated financial statements. For subsidiaries that the Company controls but hold less than 100% ownership, a non-controlling interest is recorded in the consolidated income statement to reflect the non-controlling interest’s share of the net income (loss), and a non-controlling interest is recorded in the consolidated balance sheet to reflect the non-controlling interest’s share of the net assets of the subsidiary.

Investments in non-consolidated affiliates

Investments in non-consolidated affiliates are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment are accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

The Company’s investment in Carbolosic, LLC is accounted for using the equity method of accounting. The Company monitors its investment for impairment at least annually and make appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

Profit (Loss) per Common Share:

Basic profit (loss) per share amounts have been calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share has been calculated using the weighted-average number of common shares plus the potentially dilutive effect of securities such as outstanding options and warrants. The computation of potential common shares has been performed using the treasury stock method. The warrants and options are antidilutive for all periods presented. When net loss is reported, diluted and basic net loss per share amounts are the same as the impact of potential common shares is antidilutive.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage. The Company has elected early adoption of ASU No. 2014-10 and does not present inception to date information and other disclosure requirements of Topic 915.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The company has elected early adoption of Topic 275 for the year ended December 2014.

NOTE 4 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, acquired the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties. AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The results of AMG Renewables and AMG Energy are consolidated in the Company’s financial statements. AMG Energy’s investment in Carbolosic is accounted for using the equity method of accounting.

Condensed Balance Sheet of Non-Consolidated Affiliate

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,000	$-
TOTAL ASSETS	$1,000	$-

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$35,000	$-
Interest payable	1,218	-
Current notes payable	381,008	-
TOTAL CURRENT LIABILITIES	417,226	-

STOCKHOLDERS EQUITY
Accumulated deficit	(416,226)	-
TOTAL EQUITY	(416,226)	-

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$1,000	$-

Condensed Statement of Operations of Non-Consolidated Affiliate

	For The Year Ended	For The Year Ended
	December 31, 2014	December 31, 2013
Revenues	$-	$-

Operating Expenses
Royalties	35,000	-
Legal fees	377,330	-
General and administrative	2,678	-
Total operating expenses	(415,008)	-

Other expenses
Interest expense	1,218	-
Total other expenses	(1,218)	-

Loss from operations	$(416,226)	$-

NOTE 5 – DEBT

Short Term Notes Payable—Related Parties

Throughout 2013, the Company issued five unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year. During the fiscal year ended December 31, 2014, three of these notes were repaid and two notes were extended and remain outstanding. The outstanding notes have a combined principal balance of $71,000, accrued interest of $5,486 and bear interest at a rate of five percent (5%) per annum.

Short Term Notes Payable – Other

During September 2014, the Company entered into a one year promissory note with United States Regional Economic Development Authority, LLC (USREDA) for $500,000 bearing interest at 4% per annum. The full principal and interest due on this note was repaid on October 17, 2014.

Long Term Notes Payable – Other

During the year ended December 31, 2014, Carbolosic Plant 1, LLC, a wholly owned subsidiary, entered into an agreement with Carbolosic Energy 1, LLLP to begin receiving long term loans, pursuant to the U.S. EB-5 Immigrant Investor Program, to develop a CTS demonstration facility. These loans will be issued in multiple advances, each in an amount greater than or equal to $500,000 up to the target loan amount of $33,000,000. The initial term on each of these loans is five (5) years from the date of each advance and bear interest at a rate of 4.31% per annum. The Company can earn a 0.51% rate discount if the first five years of interest due to lender is paid within 15 days of each advance. In addition, these loans may not be prepaid and are secured by all assets of the Company. As of December 31, 2014, the Company had received two (2) long term notes payable, with a combined principal balance of $1,250,000. The company has taken advantage of the 0.51% rate discount on one of these notes payable, with a principal amount of $500,000, and issued a $95,000 interest payment to the Lender on December 9, 2014.

Convertible Debt

On July 6, 2012, the Company entered into a Convertible Debenture with a related party with a face amount of $50,000 due and payable on or before July 1, 2013. Thereafter, on July 31, 2012, the Company entered into a Convertible Debenture with another related party of the Company, with a face amount of $30,000 due and payable on or before July 31, 2013. Each of the Convertible Debentures accrued interest at a rate of ten percent (10%) per annum and was convertible into the Company’s Common Stock in whole or in part at the option of the holder at a conversion rate of $0.12 per share. The Convertible Debentures would automatically convert into Company Common Stock at the conversion rate in the event shares of Company Common Stock traded at a price of $1.00 or more for thirty (30) consecutive trading days; in the event of a Qualified Sale (as defined in the Convertible Debenture); in the event of a merger where shareholders prior to the merger hold less than 50% of the voting power with respect to Company Common Stock following the merger; or upon the completion by the Company of an underwritten initial public offering of the Company’s Common Stock with gross proceeds of at least $5,000,000. $10,000 of the face amount of one of the Convertible Debentures was converted to 83,333 shares of Common Stock in September 2013 and the remaining $20,000 principal and accrued interest was paid on April 7, 2014. $50,000 of the principal and accrued interest thereon of the aggregate amount of the outstanding convertible debentures was converted to 458,333 shares of Common Stock on January 31, 2014. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instrument set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is one hundred ten million (110,000,000), one hundred million (100,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of December 31, 2014, the Company had 40,340,738 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). In the years ended December 31, 2014 and December 31, 2013, the Company had sold 3,203,295 and 194,666 shares of Common Stock through the Offering for aggregate proceeds of $2,402,180 and 156,001 respectively, of which 10,000 is a stock subscription receivable. The Offering was terminated in March 2015.

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

During the fiscal year ended December 31, 2014, the Company entered into a Common Stock Purchase Warrant agreement with EraStar, Inc. whereby it issued a Warrant to purchase 500,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share. Using a Black-Scholes asset pricing model, this agreement was valued at $278,850 and is being amortized over the life of the agreement.

During the fiscal year ended December 31, 2014, the Company issued an aggregate of 458,333 shares of its common stock on account of the conversion of certain Debentures with a principal and interest amount of $57,862.

During the fiscal year ended December 31, 2014, the Company canceled an aggregate of 116,869 shares of its common stock, valued at $14,024, as part of a legal settlement relating to a certain acquisition.

During the fiscal year ended December 31, 2014, the Company issued an aggregate of 266,000 shares of its common stock as partial consideration for certain acquisitions valued at $199,500.

During the fiscal year ended December 31, 2014, the Company granted an aggregate of 5,689,503 shares of its common stock for services valued at $6,027,587. 3,000,000 shares to a consultant for services valued at $3,450,000 were granted, but had not been issued as of December 31, 2014. These shares have been expensed and are included in paid in capital.

During the fiscal year ended December 31, 2014, the company issued 1,000,000 shares for aggregate proceeds of $750,000 along with two Common Stock Purchase Warrant agreements to a certain party who owns 50% of an unconsolidated affiliate. The company later refunded the $750,000 upon receiving documentation from the party’s legal counsel that the warrant agreements and shares have been cancelled.

NOTE 7 – SEGMENT INFORMATION

	December 31,
	2014	2013
Revenue:
Alliance BioEnergy Plus, Inc.	$-	$-
Carbolosic Plant 1, LLC	-	-
AMG Energy Group, LLC	-	-
Central Florida Institute of Science and Technology, Inc.	-	-
Total Revenue	-	-
Net Operating Losses
Alliance BioEnergy Plus, Inc.	$7,725,009	2,215,439
Carbolosic Plant 1, LLC	27,281	-
AMG Energy Group, LLC	144,152	221
Central Florida Institute of Science and Technology, Inc.	45	-
Total Net Losses	7,896,487	2,215,660
Total Assets:
Alliance BioEnergy Plus, Inc.	$447,634	1,593,364
Carbolosic Plant 1, LLC	279,044	-
AMG Energy Group, LLC	7,509,002	7,460,926
Central Florida Institute of Science and Technology, Inc.	86,003	-
Total Net Assets	8,321,683	9,054,292

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2014 and 2013 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2014	December 31, 2013
Statutory federal income tax rate	-34%	-34%
State income tax, net of federal benefits	-6%	-6%
Valuation Allowance	40%	40%
Income tax provision (benefit)	0%	0%

The benefit for income tax is summarized as follows:

	Years Ended
	December 31, 2014	December 31, 2013
Federal
Current	$-	$-
Deferred	(3,331,666)	(783,462)
State
Current	-	-
Deferred	(587,941)	(138,258)
Change in valuation allowance	3,919,607	921,720
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2014 and 2013 are as follows:

	Years Ended
	December 31, 2014	December 31, 2013
Deferred tax asset
Net operating loss carryovers	$4,883,331	$963,724
Total deferred tax assets	4,883,331	963,724
Valuation Allowance	(4,883,331)	(963,724)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2014 and 2013, the Company had $12,208,326 and $2,409,309 of Federal net operating loss carryovers (“NOLs”) which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business.

Leases

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

The Company leased an additional office location during the year ended December 31, 2014. The lease period is for fifty-four (54) months from May 1, 2014 through October 31, 2018. The rent commencement date is November 1, 2014. Annual rent commences at approximately $51,338 per annum and increases on a year-to-year basis by three percent (3%) over the Base Year.

Rent expense for the year ended December 31, 2014 and December 31, 2013 was $90,396 and $32,639 respectively.

As of December 31, 2014, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2015	$128,744
2016	122,961
2017	128,030
2018	53,654
2019	-
TOTAL	$433,389

NOTE 10 – RELATED PARTY TRANSACTIONS

Related Transactions

1) On January 2, 2013, the Company entered into three Consulting Agreements with related parties, (each calling for monthly payments to the consultant in the amount of $10,000). Under the terms of the Consulting Agreements, each Consultant would review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts and provide input and advice on the structuring of a private placement offering and the production of supporting materials. The Consulting Agreements would stay in place so long as the Company requires the Consultant’s services. All three agreements were terminated during the year ended December 31, 2104.

2) Mark W. Koch and Daniel de Liege are principals of AMG Energy Solutions, Inc, which owns 43% of AMG Energy Group, LLC. The company owns 51% of AMG Energy Group, LLC (see NOTE 4, above).

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

3) Short-term notes payable issued to related parties are described in NOTE 5.

4) On June 5, 2014 the company issued a $25,000 payment to Blake Koch Motorsports, Inc., for a marketing and advertising expense that occurred in March 2015. Blake Koch is the son of Mark W. Koch.

5) On June 11, 2014 the Board of Directors approved the issuance of 3,000,000 shares of Company common stock valued at $3,450,000 to Joseph McNaney for services provided to AMG Renewables, LLC. The shares have not yet been issued as of December 31, 2014, but have been expensed and included in paid in capital.

6) In October 2014, the Company issued 1,000,000 shares of common stock and two Common Stock Warrant Purchase agreements for 500,000 warrants each in exchange for $750,000 to Thor Renewable Energy (Singapore) ltd (“Thor”). On December 15, 2014, $750,000 was refunded to Thor upon the receipt of a legal document confirming the 1,000,000 shares and both warrant agreements were cancelled. Thor owns the remaining 50% of Carbolosic, LLC.

NOTE 11 – DISCONTINUED OPERATIONS

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	December 31, 2014	December 31, 2013
Carrying amounts of major classes of assets included as part of discontinued operations
Cash and cash equivalents	$-	$11,441
Prepaid expenses	11,263	5,300
Property and equipment, at cost, net of accumulated depreciation at December 31, 2014 and December 31, 2013, respectively	-	42,110
Security deposits	-	15,000
Investment in film and television productions	-	924,040
Total assets of the discontinued operation	$11,263	$997,891

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$733,762	$715,000
Short term note payable – Related party	-	40,800
Interest payable – Related party	-	995
Total liabilities of the discontinued operation	$733,762	$756,795

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	December 31,
	2014	2013
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	$36,540	$-
Cost of Sales	(23,189)	-
Selling, general and administrative	(991,103)	(87,636)
Interest expense	(738)	(995)
Loss on impairment	(924,040)	-
Loss from discontinued operations	$(1,902,530)	$(88,639)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Equity

In February 2015, the Company reached a legal settlement, whereby a net of 460,215 shares issued in connection with an acquisition had been returned to the company along with 500,000 shares of Company stock which had been previously issued in connection with payment for purported management services to be provided by certain of the defendants.

During February 2015, Joseph McNaney returned a share certificate to the company representing 1,000,000 shares for rescission and forfeited his right to 3,000,000 unissued shares.

During February 2015, the Company closed its initial offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per share. Subsequently, the Company opened a 2nd offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of Common Stock, one (1) three-year Series A Warrant convertible to .5 Common Share at an exercise price of $0.75 and one (1) three-year series B Warrant convertible to .5 Common Share at an exercise price of $1.50. Currently the Company has sold 1,687,702 units for aggregate proceeds of $533,000. The offering is ongoing.

During March 2015, the compensation committee approved, under the 2012 Employee Director Stock Plan, a stock grant award to David Matthews of 500,000 shares of common stock, valued at $240,000, along with 500,000 options, at an exercise price of $0.48 and a ninety (90) day term.

Through April 14, 2015, the Company issued an aggregate of 150,000 shares of common stock for services valued at $66,000

Notes Payable:

On January 29, 2015 the Company entered into a 9-month convertible note with a principal balance of $89,000 and bearing interest at 8.00% per annum.

On March 3, 2015 the Company entered into a 9-month convertible note with a principal balance of $54,000 and bearing interest at 8.00% per annum.

ITEM 9. –	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (also its principal executive officer) and its chief financial officer (also its principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2014.

Management believes that the material weakness set forth above did not have an effect on its financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors, coupled with not having individuals on staff or retainer with a thorough knowledge of US GAAP and SEC rules and regulations and lack of effective oversight on the financial close process results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in its financial statements in future periods.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Remediation Plan

Management is sensitive to the issues presented and intends to take appropriate action when the Company’s financial resources permit. In April 2014, the Company hired a Corporate Controller and intends to hire additional support staff when its financial resources permit. Management will continue to review and make necessary changes to the overall design of its internal control environment.

(c) Reclassification of prior Period Financial Statements

Certain items previously reported have been reclassified to conform with the current year’s presentation.

(d) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

None

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to the Company’s directors and executive officers. Other than these persons, there are no significant employees.

Name	Age	Position and Offices
Daniel de Liege	48	Chief Executive Officer, President and Director
Mark W. Koch	55	Director

Daniel de Liege became President, Secretary and a director of the Company in April 2012 and became Chief Financial Officer in April 2014. He was also Chief Executive Officer of the Company from April 2012 through February 2015. Prior to founding the Company, Mr. de Liege has been the President and CEO of Prelude Pictures since 1997. Prior to that Mr. de Liege was President of 24/7 Entertainment from 1994 until 1997. Mr. de Liege attended Palm Beach State College and is on the Board of Directors of The Timothy Initiative, a not for profit organization.

Mark W. Koch became a director of the Company in April, 2012. Prior to becoming a director of the Company, Mr. Koch is the Founder and Chairman of Prelude Pictures since 1992. Prior to that Mr. Koch was the President of Marbi Inc. from 1989 to 1999. Mr. Koch holds an AA degree from Northwood University.

Audit Committee and Audit Committee Financial Expert

The Company does not currently have a functioning audit committee and the Company’s entire board of directors handles the functions that would otherwise be handled by an audit committee. The company expects to designate an audit committee of its board of directors in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2014, the following reports were not filed on a timely basis.:

1.	Daniel de Liege—Report on Form 4 disclosing beneficial ownership of 6,021,420 shares held by AMG Energy Solutions, Inc.

2.	Mark W. Koch—Report on Form 4 disclosing beneficial ownership of 500,000 Shares owned by Mark W. Koch, 20,000 shares owned by Marilyn Koch, 6,000 shares owned by Blake Koch, 3,500,000 shares owned by MWK Holdings, Inc., 6,021,420 shares owned by AMG Energy Solutions, Inc. and 678,580 shares owned by CTWC, LLC.

3.	Johan Sturm—Report on Form 4 disclosing beneficial ownership of 6,021,420 shares held by AMG Energy Solutions, Inc. and 553,540 shares owned by Animated Family Film Investments.

4.	Ted Chasanoff—Report on Form 3 disclosing beneficial ownership of 304,308 shares of common stock held by Ted Chasanoff and Devin Chasanoff.

5.	Michael A. Bilodeau—Report on Form 4 disclosing beneficial ownership of 100,000 shares of common stock held by Michael A. Bilodeau.

Code of Ethics

The Company’s board of directors has adopted a code of ethics that its officers, directors and any person who may perform similar functions is subject to. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.

ITEM 11. – EXECUTIVE COMPENSATION.

The Company’s compensation philosophy is based on its belief that its compensation programs should be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. The Company seeks to achieve three objectives, which serve as guidelines in making compensation decisions:

1.	Providing a total compensation package which is competitive and therefore enables it to attract and retain, high-caliber executive personnel;

2.	Integrating compensation programs with its short-term and long-term strategic plan and business objectives; and

3.	Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

The Company may compensate its officers with cash compensation, common stock and common stock options. The Company has not established any quantifiable criteria with respect to the level of compensation, stock grants or options. Rather, the Board of Directors will evaluate cash, stock grants and stock options paid to similarly situated companies. The Company does not currently have a functioning compensation committee and the Company’s entire board of directors handles the functions that would otherwise be handled by a compensation committee.

With respect to stock grants and options which may be issued to the Company’s officers and directors, the Board will consider an overall compensation package that includes both cash and stock based compensation which would be in line with the Company’s overall operations and compensation levels paid to similarly situated companies. Under the Company’s 2012 Employee, Director Stock Plan, the administrator can provide for the grant of non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“ISOs”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“SARs”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants.

The following table sets forth the compensation paid by the Company to its officers and directors for the fiscal years ended December 31, 2014, 2013 and 2012. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to its named executive officers and directors.

Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non- Equity Incentive Plans	Non- Qualified Deferred Comp on Earnings	Other	Total
Daniel de Liege	2014	200,000	-	-		-	-	-	-	$200,000
(President / CEO)	2013	-	-	-		-	-	-	25,000	$25,000
	2012	-	-	-		-	-	-	12,950	$12,950

Mark Koch	2014	200,000	-	-		-	-	-	-	$200,000
(Director)

Joseph McNaney	2014	180,000	-	4,200,000	(1)	-	-	-	-	$4,380,000
(Former Director)

(1)	The stock award was rescinded in February 2015

Outstanding Equity Awards at Fiscal Year End

None of the Company’s executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2014. A director of the Company was granted 4,000,000 shares of common stock for consulting services valued at $4,200,000 during the fiscal year ended December 31, 2014, however this award was rescinded in February 2015.

Additional Narrative Disclosures

A majority of the Company’s employees, including its executive officers, are employed at will, while certain key employees have entered into employment contracts with the company. The company does not offer any benefits package, deferred compensation or retirement plan.

Director Compensation

In March 2015, the Board of Directors approved resolution to award compensation packages to the Company’s independent directors for their service as directors or as members of any committee of directors. Each independent member of the board is to receive $10,000 in value of common stock, cash or three-year options per quarter. In addition, the Chairman of the Board is to receive a $3,000 monthly payment. The Company may compensate its directors with common stock, common stock options, cash or a combination of these instruments. The Company has not established any quantifiable criteria with respect to the level of stock grants or options. Rather, the Board of Directors will evaluate stock grants and stock options paid to similarly situated companies.

ITEM 12. –	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 14, 2015, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	No of Shares (2)	% Owned (1)	Capacity
Daniel de Liege (3)	10,526,420	27.908%	Chief Executive Officer,
400 N. Congress Ave., Suite 130			President and Director
West Palm Beach , FL 33401

Mark W. Koch (4)	10,726,000	28.437%	Director
400 N. Congress Ave., Suite 130
West Palm Beach , FL 33401

All officers and directors as a group (six persons)	15,231,000	40.381%

AMG Energy Solutions, Inc. (6)	6,021,420	15.964%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach , FL 33401

Johan Sturm (5)	9,951,276	26.383%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach , FL 33401

USREDA, LLC	2,921,036	7.744%	5% Holder
197 S. Federal Highway
Boca Raton, FL 33432

Steven Dunkle (7)	2,484,580	6.587%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach , FL 33401

●	less than one percent

(1)	This table is based upon 37,718,225 shares issued and outstanding as April 14, 2015.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 4,505,000 shares owned by Daniel de Liege and 6,021,420 shares owned by AMG Energy Solutions, Inc., the beneficial owner of which is Daniel de Liege.

(4)	Includes 500,000 Shares owned by Mark W. Koch, 20,000 shares owned by Marilyn Koch, 6,000 shares owned by Blake Koch and 3,500,000 shares owned by MWK Holdings, Inc., 6,021,420 shares owned by AMG Energy Solutions, Inc. and 678,580 shares owned by CTWC, LLC., the beneficial owner of which is Mark Koch.

(5)	Includes 3,151,316 shares owned by Willem Johan Sturm and Marie M Veronique Sturm JT, 112,500 shares owned by Angelique Sturm, 112,500 shares owned by Jayson Sturm and 553,540 shares owned by Animated Family Film Investments and 6,021,420 shares owned by AMG Energy Solutions, Inc., the beneficial owner of which is Johan Sturm. Johan Sturm resigned as a director of the Company on November 10, 2014.

(6)	The beneficial owners of AMG Energy Solutions, Inc. are Daniel de Liege, Mark W. Koch and Johan Sturm.

(7)	Includes 40,000 shares owned by Ralph Arthur Dunkle, 1,766,000 shares owned by Wellington Asset Holdings, Inc and 678,580 shares owned by CTWC, LLC., both of which the beneficial owner is Steven Dunkle.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent (5%) or more of the outstanding securities of any class of the issuer, other than as set forth above.

Changes in Control

The Company does not currently have any arrangements which if consummated may result in a change of control of the Company.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

1. On January 2, 2013, the Company entered into three Consulting Agreements with related parties, (each calling for monthly payments to the consultant in the amount of $10,000). Under the terms of the Consulting Agreements, each Consultant would review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts and provide input and advice on the structuring of a private placement offering and the production of supporting materials. The Consulting Agreements would stay in place so long as the Company requires the Consultant’s services. All three agreements were terminated during the year ended December 31, 2104.

2. Throughout 2013, the Company issued five unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year. During the fiscal year ended December 31, 2014, three of these notes were repaid and two notes were extended and remain outstanding to Palm Beach Energy Solutions, LLC. The outstanding notes have a combined principal balance of $71,000 and bear interest at a rate of five percent (5%) per annum.

3. Mark W. Koch and Daniel de Liege are principals of AMG Energy Solutions, Inc, which owns 43% of AMG Energy Group, LLC. The company owns 51% of AMG Energy Group, LLC.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

4. In December 2014, Central Florida Institute of Science and Technology, Inc. (“CFIST”), a Florida corporation, was created as a wholly owned subsidiary of AMG Energy Group, LLC. CFIST was created to operate as a research facility to further develop the CTS technology and develop new emerging technologies. AMG Energy Group, LLC is owned 51% by the Company and 43% is owned by AMG Energy Solutions, Inc, of which Daniel de Liege and Mark W. Koch are principals.

Director Independence

The Company does not currently have any independent directors within the meaning of Nasdaq Marketplace Rule 4200. Although there are no independent directors, due to the business and financial expertise of the CEO, the company feels that the CEO and director consultant can competently perform the functions that an independent Board of Directors would provide.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, Paritz & Co. P.A. for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2014 and review its interim financial statements for the first, second and third quarters of 2015 will be approximately $40,000 The aggregate fees billed by the Company’s auditors, Paritz & Co P.A., for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2013 and review its interim financial statements for the first, second and third quarters of 2014 were approximately $40,000.

Audit Related fees

During the past fiscal year, no fees were billed or incurred for assurance or related services by the Company’s auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

There were no tax preparation fees billed for the fiscal year ended December 31, 2014.

All Other Fees

During the past fiscal year, no other fees were billed or incurred for services by the Company’s auditors other than the fees noted above. The Company’s board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of its auditors.

The Board of Directors Preapproval Policies

The Company does not currently have a functioning audit committee and the Company’s entire board of directors handles the functions that would otherwise be handled by an audit committee. The company expects to designate an audit committee of its board of directors in the near future. Before an independent auditor is engaged by the Company to render audit or non-audit services, the Company’s board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Company’s board of directors regarding its engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, its board of directors is informed of each service provided, and such policies and procedures do not include delegation of its board of directors' responsibilities under the Exchange Act to its management. The Company’s board of directors may delegate to one or more designated members of its board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If the board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2014, 100% of audit-related services, tax services and other services performed by the Company’s independent auditors were pre-approved by its board of directors.

The Company’s board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Paritz & Co. P. A., Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and December 31, 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013

Notes to the Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.       Identification of Exhibit

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance BioEnergy Plus, Inc.
(Registrant)

By	/s/ Daniel de Liege

Daniel de Liege
Chief Executive Officer, President and
Secretary (Principal Executive Officer)

Date	April 14, 2015

By	/s/ Daniel de Liege

Daniel de Liege
Chief Financial Officer (Principal Financial and
Accounting Officer)

Date	April 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Daniel de Liege

Daniel de Liege
Chief Executive Officer, Chief Financial
Officer, President, Secretary and Director

Date	April 14, 2015

By	/s/ Mark W. Koch

Mark W. Koch
Director

Date	April 14, 2015