Form 10-K/A
period 2014-12-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2015-04-15
CIK 1549145

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(First Amendment)

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

Explanatory Note

The purpose of this Amendment No. 1 to Alliance BioEnergy Plus, Inc.’s Annual Report on Form 10-K for the fiscal year ending December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission on April 14, 2015, is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T. Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). This Amendment No. 1 to the Form 10-K also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

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

* X †

Filed as an exhibit to the original Form 10-K for the fiscal year ended December 31, 2014, filed April 14, 2015.

Filed herewith

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

ALLIANCE BIOENERGY PLUS.

Date: April 15, 2015	By:	/s/ Daniel de Liege
_____________________________ Daniel de Liege.
President