Form 10-Q
period 2015-03-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2015-05-14
CIK 1549145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2015

Commission File Number: 000-54942

ALLIANCE BIOENERGY PLUS, INC.
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a
smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 37,580,885 shares of common stock outstanding as of May 14, 2015

TABLE OF CONTENTS
_______________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$180,829	$205,969
Prepaid expenses	371,476	470,612
Current assets of discontinued operations	-	11,263
TOTAL CURRENT ASSETS	552,305	687,844

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION
OF $21,658 AND $15,883 AT MARCH 31, 2015 AND DECEMBER 31, 2014,
RESPECTIVELY	320,224	140,387

Other assets
Security deposits	23,243	7,278
Investment in and advances to an unconsolidated affiliate	7,521,827	7,497,437
TOTAL OTHER ASSETS	7,545,070	7,504,715
TOTAL ASSETS	$8,417,599	$8,332,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$210,109	$182,295
Payable relating to an acquisition – Related party	2,031,258	2,031,258
Short term note payable – Related party	71,000	71,000
Convertible debentures	143,000	-
Interest payable – Related Party	6,362	5,486
Interest payable – Other	6,668	1,417
Current liabilities of discontinued operations	36,148	733,762
TOTAL CURRENT LIABILITIES	2,504,545	3,025,218
Long term liabilities
Long term note payable – Other	1,250,000	1,250,000
TOTAL LONG TERM LIABILITIES	1,250,000	1,250,000
TOTAL LIABILITIES	$3,754,545	$4,275,218

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 37,680,885 shares issued and
outstanding at March 31, 2015 and 40,340,738 shares issued and outstanding at December 31, 2014	37,681	40,341
Stock Subscription Receivable	(5,000)	(10,000)
Additional paid-in capital	17,372,914	16,374,470
Accumulated deficit	(12,566,575)	(12,208,326)
Total stockholders' equity	4,839,020	4,196,485
Non-controlling interest	(175,966)	(138,757)
TOTAL EQUITY	$4,663,054	$4,057,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,417,599	$8,332,946

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$-	$-

Operating expenses:
General and administrative	1,019,255	1,220,882
Total operating expenses	1,019,255	1,220,882

Loss from operations:	(1,019,255)	(1,220,882)

Other expense:
Equity loss in an unconsolidated affiliate	39,590	20,690
Interest expense – related party	875	875
Interest expense – Other	14,098	918
Total other expense	(54,563)	(22,483)

Loss from continuing operations:	$(1,073,818)	$(1,243,365)

Discontinued operations:
Loss from operations	21,640	42,035
Debt forgiveness	(700,000)	-
Gain on discontinued operations:	$678,360	$(42,035)

Net loss:	(395,458)	(1,285,400)
Net loss attributable to non-controlling interest:	(37,209)	(19,933)
Net loss attributable to Company:	$(358,249)	$(1,265,467)

Basic and diluted net loss per share:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	$0.02	$(0.00)
Net loss per share:	$(0.01)	$(0.04)

Weighted average common shares outstanding:
Basic and Diluted	38,664,814	33,679,877

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net loss from continuing operations	(1,073,818)	(1,243,365)
Net profit / (loss) from discontinued operations	678,360	(42,035)
Net loss	$(395,458)	$(1,285,400)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	5,774	(207)
Stock based compensation issued for services	227,784	755,000
Stock based compensation awarded under company plan	240,000	-
Accrued interest on convertible debenture	-	2,296
Equity loss in an unconsolidated affiliate	39,590	20,690
Changes in operating assets and liabilities
Prepaid expenses	99,136	(60,326)
Accounts payable and accrued liabilities	33,941	33,873
Net cash used in operating activities – continuing operations	(427,593)	(492,039)
Changes in discontinued operations assets and liabilities
Accounts payable and accrued liabilities	13,649	-
Forgiveness of debt	(700,000)	-
Net cash used in operating activities – discontinued operations	(7,991)	(27,297)
Net cash used in operating activities	(435,584)	(519,336)

Cash flows from investing activities
Purchase of property and equipment	(185,611)	(53)
Security deposit	(15,965)	-
Advances to an unconsolidated affiliate	(63,980)	(53,880)
Net cash used in investing activities – continuing operations	(265,556)	(53,933)
Net cash used in investing activities – discontinued operations	-	(13,712)
Net cash used in continuing investing activities	(265,556)	(67,645)

Cash flows from financing activities
Net proceeds from issuance of common stock	533,000	424,678
Net proceeds from common stock to be issued	-	1,199,277
Proceeds from convertible debt	143,000	-
Net cash provided by financing activities – continuing operations	676,000	1,623,955
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	676,000	1,623,955

Net increase in cash and cash equivalents	(25,140)	1,036,974

Cash and cash equivalent at beginning of the period	205,969	48,184
Cash and cash equivalent at end of the period	$180,829	$1,085,158

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$14,973	$-
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$-	$50,000
Conversion of interest to common stock	-	7,863
Common stock rescinded for prepaid expense	-	(1,500,000)

See accompanying notes to financial statements

ALLIANCE BIOENERGY PLUS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2015

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

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

●

On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of March 31, 2015, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

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

●

Carbolosic Plant 1 was created in October 2014 for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL

●

CFIST, was created in December 2014 as a wholly owned subsidiary of AMG Energy, to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies.

The Company believes that its management and consultants have significant experience in the bio-fuels, renewable energy and chemical manufacturing industries. As of this date, the Company has not generated any revenues from its renewable energy business.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $1,952,240 and may be unable to raise further equity. At March 31, 2015 the Company had incurred accumulated losses of $12,566,575 since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

The Company raised $2,402,180 for the year ended December 31, 2014 and an additional $533,000 in the three months ended March 31, 2015.

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

Condensed Balance Sheet of Non-Consolidated Affiliate

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$338	$1,000
Prepaid expenses	20,000	-
TOTAL ASSETS	$20,338	$1,000

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$48,701	$35,000
Interest payable	3,395	1,218
Current notes payable	463,648	381,008
TOTAL CURRENT LIABILITIES	515,744	417,226

STOCKHOLDERS EQUITY
Accumulated deficit	(495,406)	(416,226)
TOTAL EQUITY	(495,406)	(416,226)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$20,338	$1,000

Condensed Statement of Operations of Non-Consolidated Affiliate

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$-	$-

Operating Expenses
Royalties	10,000	12,500
General and administrative	67,002	28,881
Total operating expenses	(77,002)	(41,381)

Other expenses
Interest expense	2,178	-
Total other expenses	(2,178)	-

Loss from operations	$(79,180)	$(41,381)

NOTE 5 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year. At March 31, 2015, there were two notes outstanding to Palm Beach Energy Solutions, LLC. The notes had an outstanding combined principal balance of $71,000 and bear interest at a rate of 5% per annum.

Long Term Notes Payable - Other

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

Convertible Debt

On January 29, 2015 the Company entered into a Convertible Debenture with a third party with a principal balance of $89,000 due and payable on or before October 29, 2015. Thereafter, On March 3, 2015, the Company entered into a second Convertible Debenture with a third party with a principal balance of $54,000 due and payable on or before December 3, 2015. Each of the notes accrue interest at a rate of eight percent (8.0%) per annum and are convertible into the Company’s common stock in whole or in part at the option of the holder at a conversion rate equal to the average of the three (3) lowest trading day prices during the ten (10) trading days preceding the conversion date, less a thirty-nine percent (39%) discount. Each of the notes also carries a prepayment penalty, increasing every 30 days from one hundred ten percent (110%) to one hundred thirty-five percent (135%) of the then outstanding principal and interest balance due, if the notes are paid back within the first one hundred eighty (180) days. After the first 180 days, the then outstanding principal and interest balance shall bear interest at a rate of twenty-two percent (22.0%) per annum.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is one hundred ten million (110,000,000), one hundred million (100,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of March 31, 2015, the Company had 37,680,840 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued and outstanding at such date. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In November 2013, the Company commenced an offering of up to 12,000,000 shares of Common Stock at a price of $0.75 per Share (the “Offering”). In the year ended December 31, 2014 and the three months ended March 31, 2015, the Company had sold 3,203,295 and 0 shares of Common Stock through the Offering for aggregate proceeds of $2,402,180 and $0.00, respectively, of which 5,000 is a stock subscription receivable. The Offering was terminated in March 2015.

During the fiscal year ended December 31, 2014, the Company issued an aggregate of 5,689,503 shares of its common stock for services valued at $6,027,587. 3,000,000 shares to a consultant for services were granted, but had not been issued as of December 31, 2014 and were subsequently returned to the company for rescission, by said consultant, in February 2015 along with a share certificate for an additional 1,000,000 shares.

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

In February 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of Common Stock, one (1) three-year Series A Warrant convertible to .5 Common Share at an exercise price of $0.75 and one (1) three-year series B Warrant convertible to .5 Common Share at an exercise price of $1.50. Currently, the Company has sold 1,687,702 units for aggregate proceeds of $533,000. The offering is ongoing.

During the three months ending March 31, 2015, the Company canceled a net of 997,555 shares of common stock in connection with certain ongoing litigation. 497,555 shares were canceled in connection with a certain acquisition and 500,000 shares issued for services were also canceled.

During the three months ending March 31, 2015, the Company issued an aggregate of 150,000 shares of its common stock for services valued at $66,000 and received $5,000 worth of services for stock subscriptions receivable.

During the three months ending March 31, 2015 the Company issued an aggregate of 500,00 shares of its common stock valued at $240,000 in accordance with its 2012 Employee, Director Stock Plan.

During the three months ending March 31, 2015, the Company issued 3 options to purchase an aggregate of 68,184 shares of common stock for a period of three (3) years at an exercise price of $0.44. In addition, the Company also awarded an independent director a three (3) year option to purchase 100,000 shares of common stock at an exercise price of $0.44 and approved an employee stock option award to purchase 500,000 shares of common stock at an exercise price of $0.48 and a ninety (90) day term. Using a Black-Scholes asset pricing model, these agreements were valued at $156,784

NOTE 7 – SEGMENT INFORMATION

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

In January 2015, Central Florida Institute of Science and Technology, Inc leased office and warehouse space in Longwood, FL, which will serve as its research and demonstration facility. The lease period is for thirty-six (36) months from February 1, 2015 through January 31, 2018. Annual rent commences at approximately $70,620 per annum and increases on a year-to-year basis by five percent (5%) over the prior year. The Company also has the right to purchase the property during the lease term.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Transactions

1) Mark W. Koch, Daniel de Liege and Johan Sturm are principals of AMG Energy Solutions, Inc, which owns 43% of AMG Energy Group, LLC. The company owns the remaining 51% of AMG Energy Group, LLC (see NOTE 4, above).

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

2) Short-term notes payable and convertible notes issued to related parties are described in NOTE 5.

3) In January 2015, the Company entered into a consulting agreement with Prelude Motorsports, Inc. calling for semi-monthly payments of $10,000. Under the terms of the consulting agreement, the consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts.

NOTE 10 – DISCONTINUED OPERATIONS

On September 1, 2014, the Company determined the need to focus its resources and personnel on the Company’s renewable energy holdings and future energy technologies and to divest the company of its entertainment-related assets and subsidiaries. The principal reasons for such action is the expense, liability and losses that have been generated by the entertainment-related assets and to provide a clear focus and direction to the Company moving forward. Specifically, the Board approved the divesting, selling off, closing down or discontinuing of the operations of its entertainment-related subsidiaries, including but not limited to Prelude Pictures Entertainment, LLC, AMG Live, LLC, AMG Restaurant Operations, LLC (including The New York Sandwich Company, LLC), AMG Music, LLC, AMG Releasing, LLC and AMG Television, LLC.

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	March 31,	December 31,
	2015	2014
Carrying amounts of major classes of assets included as part of discontinued
operations
Prepaid expenses	-	11,263
Total assets of the discontinued operation	$-	$11,263

Carrying amounts of major classes of liabilities included as part of discontinued
operations
Accounts payable and accrued liabilities	$36,148	$733,762
Total liabilities of the discontinued operation	$36,148	$733,762

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	March 31,	March 31,
	2015	2014
Major line items constituting pretax profit (loss) of discontinued operations
Selling, general and administrative	(21,640)	(41,532)
Interest expense	-	(503)
Debt forgiveness from legal settlement	700,000	-
Loss from discontinued operations	$678,360	$(42,035)

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2015, which is the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

On April 17, 2015 the Company was notified by EraSatr, Inc and Constellation Asset Advisors, Inc. of certain actions which the Company believes reflects a serious breach of the aforementioned investor relations agreements. In connection therewith, EraStar, Inc. agreed to terminate the consulting agreement and returned 100,000 shares of Company common stock for cancellation and also forfeited their warrant agreement for 500,000 shares of Company common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by, and information currently available to, its management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that the Company desires to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

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

●	On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash, payable upon the successful completion of the Company’s pending private offering, together with delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of March 31, 2015, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

●	AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

●	Carbolosic Plant 1 was created in October 2014 for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL

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

Capital Formation

In November 2013, the Company commenced an offering of up to 12,000,000 shares of common stock at a price of $0.75 per share (the “Offering”). In the years ended December 31, 2014 and three months ended March 31, 2015, the Company had sold 3,203,295 and 0 shares of common stock through the Offering for aggregate proceeds of $2,402,180 and 0 respectively, of which 5,000 is a stock subscription receivable. The Offering was terminated in March 2015.

During the fiscal year ended December 31, 2013, the Company issued an aggregate of 8,867,000 shares of its common stock as partial consideration for certain acquisitions valued at $5,474,040. During the fiscal year ended December 31, 2014, the Company issued the remaining 266,000 shares of its common stock valued at $199,500. 116,869 shares valued at $14,024 and 497,555 shares at December 31, 2014 and March 31, 2015, respectively, have been tendered to the company for cancellation relating to on ongoing legal case.

During the fiscal year ended December 31, 2014, the Company committed an aggregate of 5,689,503 shares of its common stock for services valued at $6,027,587. 3,000,000 shares to a consultant for services were granted, but had not been issued as of December 31, 2014 and were subsequently returned to the company for rescission, by said consultant, in February 2015 along with a share certificate for an additional 1,000,000 shares. In addition, during the three months ending March 31, 2015, 500,000 shares of common stock in connection with certain ongoing litigation have also been canceled

During the fiscal year ended December 31, 2014, the Company entered into a common stock purchase warrant agreement with EraStar, Inc. whereby it issued a warrant to purchase 500,000 shares of common stock for a period of five (5) years at an exercise price of $1.00 per share. Using a Black-Scholes asset-pricing model, this agreement was valued at $278,850 and is being amortized over the life of the agreement. In April 2015, the Company received notice that EraStar, Inc. terminated this agreement and returned 100,000 shares of Company common stock for cancellation and also forfeited the warrant agreement to purchase 500,000 shares of common stock.

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

During the three months ending March 31, 2015, the Company has issued 150,000 shares of Company common stock for services valued at $66,000 and received $5,000 worth of services for stock subscriptions receivable.

During the three months ending March 31, 2015 the Company issued an aggregate of 500,00 shares of its common stock valued at $240,000 in accordance with its 2012 Employee, Director Stock Plan.

During the three months ending March 31, 2015, the Company issued 3 options to purchase an aggregate of 68,184 shares of common stock for a period of three (3) years at an exercise price of $0.44. In addition, the Company also awarded an independent director a three (3) year option to purchase 100,000 shares of common stock at an exercise price of $0.44 and approved an employee stock option award to purchase 500,000 shares of common stock at an exercise price of $0.48 and a ninety (90) day term. Using a Black-Scholes asset pricing model, these agreements were valued at $156,784

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At March 31, 2015 the Company had a working capital deficiency of $1,952,240 and had incurred accumulated losses of $12,566,575 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2014 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $2,402,180 for the year ended December 31, 2014 and an additional $533,000 in the three months ended March 31, 2015. The Company has also begun receiving funding through its partnership with Carbolosic Energy 1, LLLP, pursuant to the U.S. EB-5 Immigrant Investor Program. In the fiscal year ended December 31, 2014, the company received $1,250,000 of a program target loan amount of $33,000,000.

Results of Operations

Comparison of the period ended March 31, 2015 to March 31, 2014

For the three months ended March 31, 2015, the Company’s general and administrative expenses decreased by approximately $201,627 to $1,019,255 from $1,220,882 in the three months ended March 31, 2014. This decrease is primarily the result of a $796,524 decrease in professional fees, while payroll expense increased by approximately $499,377, of which $329,459 is non-cash stock compensation. The Company recognized no revenues from continuing operations in either period.

Interest expense increased in the three months ended March 31, 2015 by approximately $13,180 to $14,973 from $1,793 during the three months ended March 31, 2014. The increase was the result of interest accrued on $1,393,000 in new debt.

For the three months ended March 31, 2015, the Company’s equity loss in an unconsolidated affiliate increased $18,900 to $39,590 from $20,690 during the three months ended March 31, 2014. This increase was mainly due to a $38,776 increase in payroll fees incurred by the non-consolidated affiliate from $0 in the three months ending March 31, 2014.

For the three months ended March 31, 2015, the Company’s discontinued operations showed a profit of $678,360, as opposed to a $42,035 expenses incurred in the first three months ended March 31, 2014. This change is primarily the result of $19,254 in legal fees and $700,000 in cancelled debt resulting from a settlement in connection with certain ongoing litigation. These amounts are the result of the Company’s decision in September 2014 to divest the Company of its entertainment-related assets and subsidiaries and to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies.

Liquidity and Capital Resources

Liquidity

As of March 31, 2015 the Company had $180,829 in cash and total stockholders’ equity at March 31, 2015 was $4,663,054. Total debt from continuing operations, including advances, accounts payable and other notes payable at March 31, 2015, together with interest payable thereon, was $3,718,397 an increase of $176,941 from $3,541,456 at December 31, 2014.

During the three months ended March 31, 2015, the Company’s continuing operating activities used $427,593 in cash. This increase can be attributed to $229,671 in legal, accounting and consulting fees and $163,596 in payroll expenses.

During the three months ended March 31, 2015 the Company’s investing activities used $265,556 in cash, which $185,611 can be attributed to the build-out and purchase of equipment for Central Florida Institute of Science and Technology’s research and demonstration facility and $63,980 advanced to Carbolosic, LLC.

During the three months ended March 31, 2015, the Company received $676,000 through its financing activities. This increase can primarily be attributed to the sale of common stock through the Company’s 2nd private offering, which had raised $533,000 and $143,000 was secured through two convertible notes.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding the Company’s operations, the company will need to generate revenue and/or will require additional funding for ongoing operations and to finance such projects it may identify. As of March 31, 2015, the Company has raised $3,081,182 through its private placement offerings, however there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

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

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information set forth in Regulation S-X and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2014.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of March 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the three months ended March 31, 2015.

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

(c) Reclassification of prior Period Financial Statements

Certain items previously reported have been reclassified to conform with the current period’s presentation.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of May 14, 2015, the only material litigation, claims or suits whose outcomes could have a material effect on the Company’s financial statements are as follows:

Creative Licensing Litigation.

During 2013, the Company’s wholly-owned subsidiary, AMG Television, LLC (“AMG Television”), had entered into agreements (collectively, the “Creative Licensing Agreement”) to acquire (i) the partially completed American Idol style reality series World Star (formerly Recreating A Legend) for a $600,000 cash payment plus 1,600,000 shares of Company Common Stock and (ii) the completed documentary Making of a Saint: The Journey to Sainthood for a $100,000 cash payment plus 267,000 shares of Company Common Stock. Subsequently, on April 25, 2014, the Company and AMG Television notified the sellers that it was rescinding both transactions due to a breach of the Creative Licensing Agreement in that the sellers misled AMG Television regarding the status and ownership of the rights and failed to provide agreed documentation required in order to permit exploitation of the projects. In the legal action filed in the Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida (Alliance Media Group Holdings, Inc. and AMG Television, LLC v. Creative Licensing International, LLC, et. al. case no. 502014CA005033XXXXMBAF), the Company and AMG Television allege that Creative Licensing International, LLC and 28 individual defendants (including Roy A. Sciacca and Lisa Colletti) breached the Creative Licensing Agreement and fraudulently induced AMG Television to enter into the Creative Licensing Agreement. The Company and AMG Television amended their complaint in the matter on May 14, 2014. The Company and AMG Television are seeking the rescission of the Creative Licensing Agreement, return of the Company stock issued and cash delivered in connection therewith and other and further damages suffered by the Company in an amount to be determined at the time of trial. As of December 31, 2014, The Company and AMG Television had reached settlements (the “Settlement”) with seven of the twenty-eight named defendants and the Company had canceled a net of 116,872 shares of common stock which have been tendered to the Company. In February 2015, the Company reached a settlement of the case with respect to the principal defendants, Roy A. Sciacca and Lisa Colletti whereby Sciacca and Colletti agreed to return an aggregate of 960,215 shares of previously issued stock to the Company and the Company agreed to issue 500,000 new shares of stock to them. In connection with the Settlement with Sciacca and Colletti, the Company has recovered a net of 497,555 shares issued in connection with the Creative Licensing transaction. In the aggregate, the Company has now recovered 614,424 of the 1.867 million shares issued in connection with the transaction. In addition, in connection with the Settlement, the Company recovered an additional 500,000 of the 800,000 shares of Company stock which had been previously issued in connection with payment for purported management services to be provided by certain of the defendants. The Company continues to believe that its position in the litigation is well-taken and supported by the facts and will continue to proceed with respect to the remaining defendants. The litigation is in its early stages and the Company cannot project whether it will achieve a successful result in connection with the remainder of the action or any other related actions. Discovery has yet to be commenced and no trial date has been set. If the matter is taken to conclusion, the Company could incur additional legal expenses in an amount which cannot be determined or estimated at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by us from January 1, 2015 through May 14, 2015 which were not registered under the Securities Act.

			Amount of
	Date of	Title of	Securities
Name of Purchaser	Sale	Security	Sold	Consideration
Roy Sciacca	02/06/15	Common Stock	(273,515)	Litigation Settlement
Lisa Coletti	02/06/15	Common Stock	(686,700)	Litigation Settlement
Joseph McNaney*	02/24/15	Common Stock	(4,000,000)	Cancel prior issuance
Steven Sadaka	02/26/15	Common Stock	100,000	Purchase @ $0.33 per share
Steven Nelson	03/03/15	Common Stock	150,000	Professional services
David Matthews	03/05/15	Common Stock	500,000	Employee Stock Award
USREDA, LLC	03/13/15	Common Stock	781,250	Purchase @ $0.32 per share
USREDA, LLC	03/24/15	Common Stock	806,452	Purchased @ $0.31 per share
John Famularo	03/27/15	Common Stock	(28,005)	Litigation Settlement
Jason Silverman	03/27/15	Common Stock	(9,335)	Litigation Settlement
EraStar, Inc.	04/21/15	Common Stock	(100,000)	Contract termination

* 3,000,000 of these shares were recorded, but not issued at 12/31/2014

The securities issued in the above mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rules 505 and 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 2, 2015, the Company’s Board of Directors appointed David C. Matthews as Chief Executive Officer of the Company and elected him to the Board of Directors on February 26, 2015, along with Lt. Gen Mark Hertling (ret.)

On March 31, 2015, shareholders holding a majority of the votes took action to remove David C. Matthews and Ted Chasanoff from the Board of Directors immediately and thereafter on April 1, 2015 David C. Matthews was removed as Chief Executive Officer of the Company. Also on March 31, 2015, Lt. Gen. Mark Hertling (ret.) and Michael Bilodeau submitted their resignations as directors of the Company.

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

ALLIANCE BIOENERGY PLUS, INC.

Date: May 14, 2015	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and
Treasurer
(Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Daniel de Liege
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