Form 10-Q
period 2015-06-30
ALLIANCE BIOENERGY PLUS, INC.
filed 2015-08-05
CIK 1549145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2015

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

Common Stock $.001 par value

There were 38,853,382 shares of common stock outstanding as of August 5, 2015

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$143,792	$205,969
Prepaid expenses	1,236,103	470,612
Current assets of discontinued operations	-	11,263
TOTAL CURRENT ASSETS	1,379,895	687,844

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION
OF $45,656 AND $15,883 AT JUNE 30, 2015 AND DECEMBER 31, 2014, RESPECTIVELY	355,117	140,387

Other assets
Security deposits	25,243	7,278
Investment in and advances to an unconsolidated affiliate	7,494,852	7,497,437
TOTAL OTHER ASSETS	7,520,095	7,504,715
TOTAL ASSETS	$9,255,107	$8,332,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$219,741	$182,295
Payable relating to an acquisition – Related party	2,031,258	2,031,258
Short term note payable – Related party	71,000	71,000
Convertible debentures	357,000	-
Interest payable – Related Party	7,246	5,486
Interest payable – Other	18,192	1,417
Current liabilities of discontinued operations	36,148	733,762
TOTAL CURRENT LIABILITIES	2,740,585	3,025,218
Long term liabilities
Long term note payable – Other	1,250,000	1,250,000
TOTAL LONG TERM LIABILITIES	1,250,000	1,250,000
TOTAL LIABILITIES	$3,990,585	$4,275,218

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 38,853,382 shares issued and
outstanding at June 30, 2015 and 40,340,738 shares issued and outstanding at December 31, 2014	38,853	40,341
Stock Subscription Receivable	(5,000)	(10,000)
Additional paid-in capital	18,781,011	16,374,470
Accumulated deficit	(13,286,156)	(12,208,326)
Total stockholders' equity	5,528,708	4,196,485
Non-controlling interest	(264,186)	(138,757)
TOTAL EQUITY	$5,264,522	$4,057,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,255,107	$8,332,946

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	740,593	1,215,743	1,759,847	2,436,623
Total operating expenses	740,593	1,215,743	1,759,847	2,436,623

Loss from operations:	(740,593)	(1,215,743)	(1,759,847)	(2,436,623)

Other expense:
Equity loss in an unconsolidated affiliate	42,684	13,716	82,274	34,407
Interest expense – related party	885	923	1,760	2,717
Interest expense – Other	16,262	-	30,360	-
Total other expense	(59,831)	(14,639)	(114,394)	(37,124)

Loss from continuing operations:	$(800,424)	$(1,230,382)	$(1,874,241)	$(2,473,747)

Discontinued operations:
Loss from operations	7,377	154,510	29,018	196,545
Asset Impairment	-	924,040	-	924,040
Debt forgiveness	-	-	(700,000)	-
Gain on discontinued operations:	$(7,377)	$(1,078,550)	$670,982	$(1,120,585)

Net loss:	(807,801)	(2,308,932)	(1,203,259)	(3,594,332)
Net loss attributable to non-controlling interest:	(88,220)	(15,684)	(125,429)	(35,617)
Net loss attributable to Company:	$(719,581)	$(2,293,248)	$(1,077,830)	$(3,558,715)

Basic and diluted net loss per share:
Continuing operations	$(0.02)	$(0.04)	$(0.05)	$(0.07)
Discontinued operations	$(0.00)	$(0.03)	$0.02	$(0.03)
Net loss per share:	$(0.02)	$(0.07)	$(0.03)	$(0.10)

Weighted average common shares outstanding:
Basic and Diluted	38,157,020	35,194,355	38,409,515	34,441,299

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net loss from continuing operations	(1,874,241)	(2,473,747)
Net income / (loss) from discontinued operations	670,982	(1,120,585)
Net loss	$(1,203,259)	$(3,594,332)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	30,773	1,249
Stock based compensation issued for services	108,333	1,781,667
Stock based compensation awarded under company plan	240,000	-
Issuance of warrants for services	232,944	-
Issuance of options awarded under company plan	186,926	-
Accrued interest on convertible debenture	4,909	-
Equity loss in an unconsolidated affiliate	82,274	34,407
Changes in operating assets and liabilities
Prepaid expenses	26,150	(425,904)
Accounts payable and accrued liabilities	66,441	57,306
Net cash used in operating activities – continuing operations	(895,491)	(1,025,022)
Changes in discontinued operations assets and liabilities
Accounts payable and accrued liabilities	(1,720)	(22,969)
Asset Impairment	-	924,040
Legal settlement relating to an acquisition	(700,000)	-
Net cash used in operating activities – discontinued operations	(30,738)	(219,514)
Net cash used in operating activities	(926,229)	(1,244,536)

Cash flows from investing activities
Acquisition of property and equipment	(245,503)	(34,810)
Security deposit	(17,965)	(4,278)
Advances to an unconsolidated affiliate	(79,689)	(75,063)
Net cash used in investing activities – continuing operations	(343,157)	(114,151)
Net cash used in investing activities – discontinued operations	-	(74,730)
Net cash used in investing activities	(343,157)	(188,881)

Cash flows from financing activities
Debt payment relating to an acquisition	-	(168,743)
Net proceeds from issuance of common stock	850,209	2,375,993
Net proceeds from common stock to be issued	-	938
Proceeds from convertible debt	357,000	(20,000)
Net cash provided by financing activities – continuing operations	1,207,209	2,188,188
Net cash provided by financing activities – discontinued operations	-	(40,800)
Net cash provided by financing activities	1,207,209	2,147,388

Net (decrease) increase in cash and cash equivalents	(62,177)	713,971

Cash and cash equivalent at beginning of the period	205,969	60,409
Cash and cash equivalent at end of the period	$143,792	$774,380

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$32,120	$2,717
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$-	$50,000
Conversion of interest to common stock	-	7,863
Common stock rescinded for prepaid expense	-	(1,500,000)
Common stock used for investment in Carbolosic	-	199,500
Common stock issued for future services	317,667
Warrants issued for future services	729,586
Rescinded warrants	(255,612)

See accompanying notes to financial statements

ALLIANCE BIOENERGY PLUS, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2015

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

Plan of Operation

The Company is focused on one industry – Renewable Energy. Through its wholly-owned subsidiaries, AMG Renewables, LLC and Carbolosic Plant 1, LLC, which in turn owns controlling interests in AMG Energy Group, LLC, and Ek Laboratories, Inc., the Company has a strategy that includes growth in its energy-related activities as well as mergers and acquisitions and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

AMG RENEWABLES, LLC

AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), is a wholly-owned subsidiary of the Company, created for the purpose of managing and developing the Company’s renewable energy technology enterprises. AMG Renewables has one wholly-owned subsidiary, Carbolosic Plant 1, LLC, a Florida limited liability company (“Carbolosic Plant 1”), and two majority owned subsidiaries, AMG Energy Group, LLC, a Florida limited liability company (“AMG Energy”) and Ek Laboratories, Inc., a Florida corporation (“EK”) formerly known as Central Florida Institute of Science and Technology, Inc.

●	On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash and delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of June 30, 2015, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

●	AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

On May 13, 2015, AMG Energy entered into a series of agreements with various unrelated third parties, wherein AMG Energy sublicensed the CTS technology to Naldogen (Pty) Ltd., an existing South African company, which will be renamed Carbolosic Energy SA PTY LTD (“Carbolosic SA”). Carbolosic SA shall be solely devoted to exploitation of the CTS technology in South Africa, Lesotho, Swaziland and Botswana and the term of the sublicense is coterminous with the master license (i.e. through July 1, 2032). The consideration for the grant of the sublicense is $25,000,000 (“License Fee”), which must be paid or guaranteed within six (6) months of the date of the agreement. In addition to the license fee, the sublicense holder will pay AMG Energy a royalty of 3.5% of the revenues on the first CTS plant developed and a 5.0% royalty on the revenues of additional plants developed. Until the $25,000,000 payment has been received, the Company does not consider all of the events required under the agreement to have been completed. Therefore the Company has not recorded and of the fee in the accompanying financial statements.

Contemporaneously, Carbolosic SA’s shareholders entered into an agreement whereby, among other matters, it was agreed that ownership of Carbolosic SA shall be 43.5% for Tes Projects (Pty) Ltd, a South African company (“Tes”), 24.5 % for Spearhead Capital Ltd, a Seychelles company (“Spearhead”), 7.5% for Jupiter Trust, a South African Trust (“Jupiter”) and 24.5% for Alliance BioEnergy Plus, Inc. TES, Spearhead and Jupiter are all unrelated to the Company. The interests of Tes and Jupiter are delivered in consideration of the funding or guarantee of funding of the License Fee; Spearhead’s interest is in consideration of facilitating the Sublicense transaction; and the Company’s interest is in exchange for the delivery to Carbolosic SA of a 24.5% interest in one of the Company’s CTS sugar extracting plants to be developed in the United States.

●	Carbolosic Plant 1 was created in October 2014 for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL

●	EK, was created in December 2014 under the name Central Florida Institute of Science and Technology, Inc. and changed its name to Ek Laboratories, Inc. on June 05, 2015. EK was formed as a wholly owned subsidiary of AMG Energy, to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies.

The Company believes that its management and consultants have significant experience in the bio-fuels, renewable energy and chemical manufacturing industries. As of this date, the Company has not generated any revenues from its renewable energy business.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $1,360,690 and may be unable to raise further equity. At June 30, 2015 the Company had incurred accumulated losses of $13,286,156 since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

The Company raised $2,402,180 for the year ended December 31, 2014 and an additional $850,209 in the six months ended June 30, 2015.

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

Condensed Balance Sheet of Non-Consolidated Affiliate

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,458	$1,000
Prepaid expenses	10,000	-
TOTAL ASSETS	$11,458	$1,000

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$108,577	$35,000
Interest payable	6,146	1,218
Current notes payable	477,509	381,008
TOTAL CURRENT LIABILITIES	592,231	417,226

STOCKHOLDERS EQUITY
Accumulated deficit	(580,773)	(416,226)
TOTAL EQUITY	(580,773)	(416,226)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$11,458	$1,000

Condensed Statement of Operations of Non-Consolidated Affiliate

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$-	$-	$-	$-

Operating Expenses
Royalties	10,000	6,250	20,000	18,750
General and administrative	72,617	21,182	139,619	50,062
Total operating expenses	(82,617)	(27,432)	(159,619)	(68,812)

Other expenses
Interest expense	2,750	-	4,928	-
Total other expenses	(2,750)	-	(4,928)

Loss from operations	$(85,367)	$(27,432)	$(164,547)	$(68,812)

NOTE 5 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended. At June 30, 2015, there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum.

Long Term Notes Payable – Other

During the year ended December 31, 2014, Carbolosic Plant 1, LLC, a wholly owned subsidiary, entered into an agreement with Carbolosic Energy 1, LLLP to begin receiving long term loans, pursuant to the U.S. EB-5 Immigrant Investor Program, to develop a CTS demonstration facility. These loans are to be issued in multiple advances, each in an amount greater than or equal to $500,000 up to the target loan amount of $33,000,000. The initial term on each of these loans is five (5) years from the date of each advance and bear interest at a rate of 4.31% per annum. The Company can earn a 0.51% rate discount if the first five years of interest due to lender is paid within 15 days of each advance. In addition, these loans may not be prepaid and are secured by all assets of the Company. As of June 30, 2015, the Company had received two (2) long term notes payable, with a combined principal balance of $1,250,000. The company has taken advantage of the 0.51% rate discount on one of these notes payable, with a principal amount of $500,000, and issued a $95,000 interest payment to the Lender on December 9, 2014. As of June 30, 2015 and December 31, 2014, the remaining prepaid interest relating to this advance was $82,767 and $92,189 respectively.

Convertible Debt

On January 23, 2015 the Company entered into a Convertible Debenture with KBM Worldwide, Inc. with a principal balance of $89,000 due and payable on or before October 29, 2015. Thereafter, On February 26, 2015, the Company entered into a second Convertible Debenture with Vis Vires Group, Inc. with a principal balance of $54,000 due and payable on or before December 3, 2015 and again on May 6, 2105 the company entered into another Convertible Debenture with Vis Vires Group, Inc. with a principal balance of $64,000 due and payable on or before February 8, 2016. Each of the notes accrue interest at a rate of eight percent (8.0%) per annum and are convertible into the Company’s common stock, after 180 days, in whole or in part at the option of the holder at a conversion rate equal to the average of the three (3) lowest trading day prices during the ten (10) trading days preceding the conversion date, less a thirty-nine percent (39%) discount. Each of the notes also carries a prepayment penalty, increasing every 30 days from one hundred ten percent (110%) to one hundred thirty-five percent (135%) of the then outstanding principal and interest balance due, if the notes are paid back within the first one hundred eighty (180) days. After the first 180 days, the then outstanding principal and interest balance shall bear interest at a rate of twenty-two percent (22.0%) per annum and cannot be paid until maturity.

On June 30, 2015 the Company entered into a Convertible Debenture with Iconic Holdings, LLC with a principal balance of $150,000 due on or before June 30, 2016. This note can be increased at any time, at the Company’s request, up to a maximum of $330,000. This note provides for “guaranteed” interest of ten percent (10.0%) of the principal balance outstanding. In addition to the “guaranteed” interest, in the event of default additional interest will accrue at the rate equal to the lower of eighteen percent (18.0%) per annum or the highest rate permitted by law. This note can only be prepaid within the first 180 days along with a prepayment penalty of one hundred ten percent (110%) and increasing ten percent (10%) every sixty (60) days to a maximum of one hundred thirty percent (130%). After 180 days, the note can be converted into the Company’s common stock at a conversion rate equal to sixty percent (60%) of the lowest trading price during the preceding 15 consecutive trading days prior to date of conversion. In addition, in order to obtain this note, the Company issued Iconic Holdings, LLC a five year (5) common stock purchase warrant agreement for up to 50,000 shares with an exercise price of $0.75 per share. These warrants are fully granted and vested at time of issuance.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is one hundred ten million (110,000,000), one hundred million (100,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of June 30, 2015, the Company had 38,853,382 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued and outstanding at such date. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

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

During the fiscal year ended December 31, 2014, the Company entered into a common stock purchase warrant agreement with EraStar, Inc. whereby it issued a warrant to purchase 500,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share. Using a Black-Scholes asset pricing model, this agreement was valued at $278,850 and was being amortized over the life of the agreement. In April 2015, the Company received notice that EraStar, Inc. terminated this agreement and returned 100,000 shares of Company common stock for cancellation and also forfeited the warrant agreement to purchase 500,000 shares of common stock, which has a remaining value of (255,612).

In February 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of Common Stock, one (1) three-year Series A Warrant convertible to .5 Common Share at an exercise price of $0.75 and one (1) three-year series B Warrant convertible to .5 Common Share at an exercise price of $1.50. As of June 30, 2015, the Company has sold 2,460,199 units for aggregate proceeds of $850,209. The offering is ongoing.

During the six months ending June 30, 2015, the Company canceled a net of 997,555 shares of common stock in connection with certain ongoing litigation. 497,555 shares were canceled in connection with a certain acquisition and 500,000 shares issued for services were also canceled.

During the six months ending June 30, 2015, the Company issued an aggregate of 650,000 shares of its common stock for services valued at $421,000 and received $5,000 worth of services for stock subscriptions receivable.

During the six months ending June 30, 2015, the Company issued an aggregate of 1,350,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $962,530. These warrant agreements have terms ranging from three years (3) to ten years (10) with exercise prices ranging from forty cents ($0.40) to eighty cents ($0.80) per share.

During the six months ending June 30, 2015, the Company issued an aggregate of 500,00 shares of its common stock valued at $240,000 in accordance with its 2012 Employee, Director Stock Plan.

During the six months ending June 30, 2015, the Company issued options to its independent directors to purchase an aggregate of 168,184 shares of common stock for a period of three (3) years at an exercise price of $0.44. In addition, the Company also approved employee stock options to purchase 1,000,000 shares of common stock at an exercise price of $0.50 and a ten year (10) term. 666,666 of these options are vested, with the remaining 333,334 vesting in the first quarter of 2016. Using a Black-Scholes asset pricing model, these agreements were valued at $186,926.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	June 30,	December 31,
	2015	2014
Carrying amounts of major classes of assets included as part of discontinued
operations
Prepaid expenses	-	11,263
Total assets of the discontinued operation	$-	$11,263

Carrying amounts of major classes of liabilities included as part of discontinued
operations
Accounts payable and accrued liabilities	$36,148	$733,762
Total liabilities of the discontinued operation	$36,148	$733,762

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Major line items constituting pretax profit (loss)
of discontinued operations
Selling, general and administrative	7,377	154,275	29,018	195,807
Interest expense		235		738
Asset Impairment		924,040		924,040
Debt forgiveness from legal settlement		-	(700,000)
Loss from discontinued operations	$(7,377)	$(1,078,550)	$670,982	$(1,120,585)

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 5, 2015, which is the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

On July 7, 2015, the Company entered into a six month (6) promissory note with St. George Investments, LLC with a face amount of $265,000 less an original issue discount of $65,000. This note does not accrue interest, however if the note is paid back within the first ninety (90) days, then $235,000 is due; if the note is paid back between day ninety-one (91) and one hundred thirty-five (135) then $250,000 is due; between day one hundred thirty-six (136) and one hundred eighty (180) the full balance of $2650,000 is due. In the event of default, the note shall bear interest at the lesser of the rate of eighteen percent (18%) per annum or the maximum rate permitted by law compounding daily. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC.

On July 10, 2015, the Company entered into a Convertible Debenture with JSJ Investments, Inc with a principal balance of $150,000 due on or before January 10, 2016. The note accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock one hundred eighty (180) days after the maturity date, in whole or in part at the option of the holder at a conversion price equal to the lower of $0.24 or the lowest trading day price during the twenty (20) trading days preceding the conversion date, less a forty-five percent (45%) discount. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty percent (130%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred twenty (120) the premium increases to one hundred forty percent (140%) and if paid between day one hundred twenty-one and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the interest rate shall adjust to eighteen percent (18%) per annum and compound quarterly. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC.

On July 10, 2015 the Company entered into a Secured Convertible Debenture with Group 10 Holdings, LLC with a principal balance of $275,000, less a ten percent (10%) original issue discount and is due on or before July 10, 2016. Group10 Holdings, LLC was granted a security interest in the South African agreement sub-licensed by AMG Energy Group. This note accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company common stock one hundred eighty (180) days after the issuance date in whole or in part at the option of the holder at a conversion price equal to forty-two cents ($0.42); provided, however, that if the closing price is less than forty cents ($0.40) for any three (3) consecutive trading days, then the conversion price shall adjust to the lowest trading day price during the thirty-five (35) trading days prior, less a forty-five percent (45%) discount. Repayment of the note includes a prepayment penalty if the note is paid back within the first one hundred eighty (180) days and cannot be repaid after day one hundred eighty (180) without the holders consent. The prepayment penalty if paid back within the first ninety (90) days is equal to one hundred five percent (105%) of the principal balance; paid between day ninety-one (91) and day one hundred twenty (120) the prepayment penalty is equal to one hundred fifteen percent (115%) of the principal balance; paid between day one hundred twenty-one (121) and day one hundred seventy-nine (179) the prepayment penalty increases to one hundred twenty-five percent (125%) of the principal balance. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC. The agreement also provides for future debentures, to be issued over the course of the next three (3) quarters under the same terms up to a maximum aggregate principal balance of one million one hundred thousand dollars ($1,100,000).

On July 27, 2015, the Company repaid its January 23, 2015 convertible debenture held by KBM Worldwide, Inc. The total amount paid was $123,642, which represented an $89,000 principal balance and $34,642 in interest and penalties.

On July 27, 2015, the Company entered into a Convertible Debenture with Adar Bays, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the twenty (20) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC.

On July 27, 2015, the Company entered into a Convertible Debenture with Union Capital, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the twenty (20) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC.

On July 27, 2015, the Company entered into a Convertible Debenture with LG Capital Funding, LLC with a principal balance of $105,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the fifteen (15) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC.

On July 29, 2015, Alliance BioEnergy Plus, Inc. (the “Company”) entered into two agreements with Renewable Resources Development of America, LLC (“RRDA”) related to the development of facilities by RRDA in North and South America which will utilize the Company’s Cellulose to Sugar (“CTS”) technology. RRDA is engaged in construction and finance of facilities for municipal solid waste recovery and plastics, metals and paper recycling, chemical extraction from ore for manufacturing and cellulose material conversion into sugars for manufacture of bio-fuels, bio-plastics and other products. In connection with its business plan, RRDA is developing facilities using cellulose conversion technology.

In this regard, the Company and RRDA entered into a Non-Exclusive Development Agreement (“Development Agreement”) pursuant to which RRDA will utilize the CTS technology in the plants it develops. Under the Development Agreement, the Company would license its intellectual property to RRDA and provide certain consulting and educational services to RRDA. The specific terms of the license have yet to be determined. It is currently RRDA’s plan to develop up to 56 plants.

In addition, the Company and RRDA simultaneously entered into a Finance Agreement (“Finance Agreement”) pursuant to which the Company would receive $4 million cash in exchange for the following: (a) RRDA shall receive a number of shares of Company Common Stock such that at the closing of the financing RRDA would own ten percent (10%) of the number of issued and outstanding shares of the Common Stock of the Company; (b) RRDA would receive a Warrant to purchase two (2) million shares of Company Common Stock on terms to be agreed; (c) the license fee payable to the Company on account of the first plant being developed by RRDA in Georgia would be waived and (d) RRDA will designate two (2) persons to be appointed to the Company’s Board of Directors.

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

AMG RENEWABLES, LLC

AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), is a wholly-owned subsidiary of the Company, created for the purpose of managing and developing the Company’s renewable energy technology enterprises. AMG Renewables has one wholly-owned subsidiary, Carbolosic Plant 1, LLC, a Florida limited liability company (“Carbolosic Plant 1”), and two majority owned subsidiaries, AMG Energy Group, LLC, a Florida limited liability company (“AMG Energy”) and Ek Laboratories, Inc, a Florida corporation (“EK”).

●

On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash and delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of March 31, 2015, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the proceeds of the Company’s pending private offering have been insufficient to pay the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

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

On May 13, 2015, AMG Energy entered into a series of agreements with various unrelated third parties, wherein AMG Energy sublicensed the CTS technology to Naldogen (Pty) Ltd., an existing South African company, which will be renamed Carbolosic Energy SA PTY LTD (“Carbolosic SA”). Carbolosic SA shall be solely devoted to exploitation of the CTS technology in South Africa, Lesotho, Swaziland and Botswana and the term of the sublicense is coterminous with the master license (i.e. through July 1, 2032). The consideration for the grant of the sublicense is $25,000,000 (“License Fee”), which must be paid or guaranteed within six (6) months of the date of the agreement. In addition to the license fee, the sublicense holder will pay AMG Energy a royalty of 3.5% of the revenues on the first CTS plant developed and a 5.0% royalty on the revenues of additional plants developed.

Contemporaneously, Carbolosic SA’s shareholders entered into an agreement whereby, among other matters, it was agreed that ownership of Carbolosic SA shall be 43.5% for Tes Projects (Pty) Ltd, a South African company (“Tes”), 24.5 % for Spearhead Capital Ltd, a Seychelles company (“Spearhead”), 7.5% for Jupiter Trust, a South African Trust (“Jupiter”) and 24.5% for Alliance BioEnergy Plus, Inc. TES, Spearhead and Jupiter are all unrelated to the Company. The interests of Tes and Jupiter are delivered in consideration of the funding or guarantee of funding of the License Fee; Spearhead’s interest is in consideration of facilitating the Sublicense transaction; and the Company’s interest is in exchange for the delivery to Carbolosic SA of a 24.5% interest in one of the Company’s CTS sugar extracting plants to be developed in the United States.

●

Carbolosic Plant 1 was created in October 2014 for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL

●

EK, was created in December 2014 under the name Central Florida Institute of Science and Technology, Inc. and changed its name to Ek Laboratories, Inc. on June 05, 2015. EK was formed as a wholly owned subsidiary of AMG Energy, to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies.

The Company believes that its management and consultants have significant experience in the bio-fuels, renewable energy and chemical manufacturing industries. As of this date, the Company has not generated any revenues from its renewable energy business.

Capital Formation

In November 2013, the Company commenced an offering of up to 12,000,000 shares of common stock at a price of $0.75 per share (the “Offering”). In the years ended December 31, 2014 and three months ended March 31, 2015, the Company had sold 3,203,295 and 0 shares of common stock through the Offering for aggregate proceeds of $2,402,180 and $0 respectively, of which 5,000 is a stock subscription receivable. The Offering was terminated in March 2015.

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

During the fiscal year ended December 31, 2014, the Company committed an aggregate of 5,689,503 shares of its common stock for services valued at $6,027,587. 3,000,000 shares to a consultant for services were granted, but had not been issued as of December 31, 2014 and were subsequently returned to the company for rescission, by said consultant, in February 2015 along with a share certificate for an additional 1,000,000 shares. In addition, during the three months ending March 31, 2015, 500,000 shares of common stock in connection with certain ongoing litigation have also been canceled.

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

In February 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of Common Stock, one (1) three-year Series A Warrant convertible to .5 Common Share at an exercise price of $0.75 and one (1) three-year series B Warrant convertible to .5 Common Share at an exercise price of $1.50. As of August 5, 2015 the Company has sold 2,460,199 units for aggregate proceeds of $850,209. The offering is ongoing.

During the six months ending June 30, 2015, the Company has issued 650,000 shares of Company common stock for services valued at $421,000 and received $5,000 worth of services for stock subscriptions receivable.

During the six months ending June 30, 2015 the Company issued an aggregate of 500,00 shares of its common stock valued at $240,000 in accordance with its 2012 Employee, Director Stock Plan.

During the six months ending June 30, 2015, the Company issued an aggregate of 1,350,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $962,530. These warrant agreements have terms ranging from three years (3) to ten years (10) with exercise prices ranging from forty cents ($0.40) to eighty cents ($0.80) per share.

During the six months ending June 30, 2015, the Company issued options to its independent directors to purchase an aggregate of 168,184 shares of common stock for a period of three (3) years at an exercise price of $0.44. In addition, the Company also approved employee stock options to purchase 1,000,000 shares of common stock at an exercise price of $0.50 and a ten year (10) term. 666,666 of these options are vested, with the remaining 333,334 vesting in the first quarter of 2016. Using a Black-Scholes asset pricing model, these agreements were valued at $186,926.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At June 30, 2015 the Company had a working capital deficiency of $1,360,690 and had incurred accumulated losses of $13,286,156 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2014 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $2,402,180 for the year ended December 31, 2014 and an additional $850,209 in the six months ended June 30, 2015. The Company has also received funding through its partnership with Carbolosic Energy 1, LLLP, pursuant to the U.S. EB-5 Immigrant Investor Program. As of August 5, 2015, the company has received $1,250,000 of a program target loan amount of $33,000,000.

Results of Operations

Comparison of the period ended June 30, 2015 to June 30, 2014

For the three months ended June 30, 2015, the Company’s general and administrative expenses decreased by approximately $475,150 to $740,593 from $1,215,743 in the three months ended June 30, 2014. This decrease is primarily the result of a $503,561 decrease in professional fees and $41,457 decrease in payroll, while rent, insurance and utilities all slightly increased in relation to the opening of Ek Laboratories, Inc. Of the $740,593 general and administrative expense, $300,420 is non-cash equity compensation.

During the six months ended June 30, 2015, the Company’s general and administrative expenses decreased by approximately $676,776 to $1,759,847 from $2,436,623 in the six months ended June 30, 2014. This decrease is primarily the result of a $268,420 decrease in payroll and a $530,975 decrease in professional fees. Of the $1,759,847 expenses during the six months ended June 30, 2015, $763,204 is non-cash equity compensation. The Company recognized no revenues from continuing operations in either period.

Interest expense increased in the three months ended June 30, 2015 by approximately $16,224 to $17,147 from $923 during the three months ended June 30, 2014. The increase was the result of interest accrued on $1,607,000 in new debt.

During the six months ended June 30, 2015 interest expense increased by approximately $29,403 to $32,120 from $2,717 during the six months ended June 30, 2014. Again, the increase was the result of interest accrued on $1,607,000 in new debt.

For the three months ended June 30, 2015, the Company’s equity loss in an unconsolidated affiliate increased $29,868 to $42,684 from $13,716 during the three months ended June 30, 2014.

During the six months ended June 30, 2015, the Company’s equity loss in an unconsolidated affiliate increased by approximately $47,867 to $82,274 from $34,407. These increases were mainly due to a $77,321 increase in payroll fees and $21,542 increase in travel fees incurred by the non-consolidated affiliate from during the six months ended June 30, 2014.

The Company’s discontinued operations showed a loss of $7,377 for the three months ended June 30, 2015, compared to $1,078,550 in expenses incurred in the first three months ended June 30, 2014. The $7,377 represents legal fees that were incurred relating certain ongoing litigation.

During the six months ended June 30, 2015, the Company’s discontinued operations showed a profit of $670,982, as opposed to a $1,120,585 loss during the six months ended June 30, 2014. This change is primarily the result of $26,631 in legal fees and $700,000 in cancelled debt resulting from a settlement in connection with certain ongoing litigation. These amounts are the result of the Company’s decision in September 2014 to divest the Company of its entertainment-related assets and subsidiaries and to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies.

Research and development (R&D) expenses for the three months ended June 30, 2015 were $18,463, an increase of $18,463 from $0 for the three months ended June 30, 2014. The increase in R&D expenses is the result of the opening of Ek Laboratories, Inc. in June 2015 and its purchases of gasses and other fine grade materials used in the CTS process.

During the six months ended June 30, 2015, R&D expenses increased $18,463 to $18,463 from $0 during the six months ended June 30, 2014. Again, the increase in R&D expenses is the result of the opening of Ek Laboratories, Inc. in June 2015 and its purchases of gasses and other fine grade materials used in the CTS process.

Liquidity and Capital Resources

Liquidity

As of June 30, 2015 the Company had $143,792 in cash and total stockholders’ equity at June 30, 2015 was $5,264,522. Total debt from continuing operations, including advances, accounts payable and other notes payable at June, 2015, together with interest payable thereon, was $3,954,437 an increase of $412,981 from $3,541,456 at December 31, 2014.

During the six months ended June 30, 2015, the Company’s continuing operating activities used $895,491 in cash. This increase can be attributed to $267,115 in legal, accounting and consulting fees and $357,590 in payroll expenses.

During the six months ended June 30, 2015 the Company’s investing activities used $343,157 in cash, which $245,503 can be attributed to the build-out and purchase of equipment for Ek Laboratories’ research and demonstration facility and $79,689 advanced to Carbolosic, LLC.

During the six months ended June 30, 2015, the Company received $1,207,000 through its financing activities. This increase can primarily be attributed to the sale of common stock through the Company’s 2nd private offering, which had raised $850,209 and $357,000 was secured through four (4) short-term convertible notes.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding the Company’s operations, the company will need to generate revenue and/or will require additional funding for ongoing operations and to finance such projects it may identify. As of June 30, 2015, the Company has raised $3,418,390 through its private placement offerings, however there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

The Company, through its subsidiary Carbolosic Plant 1, has received funding through its partnership with Carbolosic Energy 1, LLLP towards the development of a CTS demonstration facility. As of June 30, 2015, the Company received $1,250,000 towards a target loan amount of $33,000,000.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information set forth in Regulation S-X and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2014.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of June 30, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the six months ended June 30, 2015.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of August 5, 2015, the only material litigation, claims or suits whose outcomes could have a material effect on the Company’s financial statements are as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by us from January 1, 2015 through August 5, 2015 which were not registered under the Securities Act.

			Amount of
	Date of	Title of	Securities
Name of Purchaser	Sale	Security	Sold	Consideration
Roy Sciacca	02/06/15	Common Stock	(273,515)	Litigation Settlement
Lisa Coletti	02/06/15	Common Stock	(686,700)	Litigation Settlement
Joseph McNaney*	02/24/15	Common Stock	(4,000,000)	Cancel prior issuance
Steven Sadaka	02/26/15	Common Stock	100,000	Purchased @ $0.33 per share
Steven Nelson	03/03/15	Common Stock	150,000	Professional services
David Matthews	03/05/15	Common Stock	500,000	Employee Stock Award
USREDA, LLC	03/13/15	Common Stock	781,250	Purchased @ $0.32 per share
USREDA, LLC	03/24/15	Common Stock	806,452	Purchased @ $0.31 per share
John Famularo	03/27/15	Common Stock	(28,005)	Litigation Settlement
Jason Silverman	03/27/15	Common Stock	(9,335)	Litigation Settlement
EraStar, Inc.	04/21/15	Common Stock	(100,000)	Contract termination
Gerard David	05/06/15	Common Stock	35,000	Purchased @ $0.29 per share
Rick Seidner	05/11/15	Common Stock	151,515	Purchased @ $0.33 per share
Steven Sadaka	05/11/15	Common Stock	309,091	Purchased @ $0.33 per share
Mislawn Nelson	05/26/15	Common Stock	200,000	Professional services
Steven Nelson	05/26/15	Common Stock	250,000	Professional services
James Dryer	05/27/15	Common Stock	25,000	Professional services
Mimi Galbo	05/27/15	Common Stock	25,000	Professional services
Beth M. Dryden Revocable Trust	05/29/15	Common Stock	142,962	Purchased @ $0.56 per share
Beth M. Dryden Revocable Trust	06/05/15	Common Stock	44,643	Purchased @ $0.56 per share
Mark & Elizabeth Scott	06/05/15	Common Stock	89,286	Purchased @ $0.56 per share

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

ALLIANCE BIOENERGY PLUS, INC.

Date: August 5, 2015	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and
Treasurer
(Principal Executive Officer)

Date: August 5, 2015	By:	/s/ Daniel de Liege
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