Form 10-Q
period 2015-09-30
ALLIANCE BIOENERGY PLUS, INC.
filed 2015-11-12
CIK 1549145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2015

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes   [ x ]     No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑   Yes       ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a
smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [   ]     No   [ X ]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 39,448,382 shares of common stock outstanding as of November 12, 2015

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$196,745	$205,969
Prepaid expenses	1,097,886	470,612
Deferred financing costs	117,111	-
Current assets of discontinued operations	-	11,263
TOTAL CURRENT ASSETS	1,411,742	687,844
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION
OF $43,858 AND $15,883 AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014,
RESPECTIVELY	329,496	140,387
Other assets
Security deposits	25,243	7,278
Investment in and advances to unconsolidated affiliates	7,457,518	7,497,437
TOTAL OTHER ASSETS	7,482,761	7,504,715
TOTAL ASSETS	$9,223,999	$8,332,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$230,771	$182,295
Payable relating to an acquisition – Related party	2,031,258	2,031,258
Short term note payable – Related party	71,000	71,000
Short term note payable – Other	235,000	-
Convertible debentures	1,048,000	-
Interest payable – Related Party	8,142	5,486
Interest payable – Other	42,621	1,417
Current liabilities of discontinued operations	36,148	733,762
TOTAL CURRENT LIABILITIES	3,702,940	3,025,218
Long term liabilities
Long term note payable – Other	1,250,000	1,250,000
TOTAL LONG TERM LIABILITIES	1,250,000	1,250,000
TOTAL LIABILITIES	$4,952,940	$4,275,218

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 39,438,382 shares issued and outstanding at September 30, 2015 and 40,340,738 shares issued and outstanding at December 31,
2014	39,438	40,341
Stock Subscription Receivable	(5,000)	(10,000)
Additional paid-in capital	20,272,230	16,374,470
Accumulated deficit	(15,617,179)	(12,208,326)
Total stockholders' equity	4,689,489	4,196,485
Non-controlling interest	(418,430)	(138,757)
TOTAL EQUITY	$4,271,059	$4,057,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,223,999	$8,332,946

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	2,338,663	609,179	4,098,510	3,045,803
Total operating expenses	2,338,663	609,179	4,098,510	3,045,803

Loss from operations:	(2,338,663)	(609,179)	(4,098,510)	(3,045,803)

Other expense:
Equity loss in unconsolidated affiliates	61,065	123,646	143,338	158,053
Interest expense – related party	895	895	2,655	2,655
Interest expense – Other	84,581	1,534	114,942	2,491
Total other expense	146,541	126,075	260,935	163,199

Loss from continuing operations:	$(2,485,204)	$(735,254)	$(4,359,445)	$(3,209,002)

Discontinued operations:
Loss from operations	64	339,058	29,081	535,603
Asset Impairment	-	-	-	924,040
Debt forgiveness	-	-	(700,000)	-
Loss (Gain) on discontinued operations:	$64	$339,058	$(670,919)	$1,459,643

Net loss:	(2,485,268)	(1,074,312)	(3,688,526)	(4,668,645)
Net loss attributable to non-controlling interest:	(154,244)	(69,552)	(279,673)	(105,170)
Net loss attributable to Company:	$(2,331,024)	$(1,004,760)	$(3,408,853)	$(4,563,475)

Basic and diluted net loss per share:
Continuing operations	$(0.07)	$(0.02)	$(0.12)	$(0.09)
Discontinued operations	$(0.00)	$(0.01)	$0.02	$(0.04)
Net loss per share:	$(0.07)	$(0.03)	$(0.10)	$(0.13)

Weighted average common shares outstanding:
Basic and Diluted	39,081,859	36,073,360	38,636,093	34,991,300

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net loss from continuing operations	(4,359,445)	(3,209,002)
Net income / (loss) from discontinued operations	670,919	(1,459,643)
Net loss	$(3,688,526)	$(4,668,645)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	97,864	5,563
Stock based compensation issued for services	366,296	1,781,667
Stock based compensation awarded under company plan	240,000	-
Issuance of warrants for services	1,332,239	-
Issuance of options awarded under company plan	446,281	-
Accrued interest on convertible debentures	50,681	-
Equity loss in unconsolidated affiliates	143,338	158,053
Changes in operating assets and liabilities
Prepaid expenses	39,558	(183,526)
Accounts payable and accrued liabilities	66,437	10,784
Net cash used in operating activities – continuing operations	(1,576,751)	(1,436,461)
Changes in discontinued operations assets and liabilities
Accounts payable and accrued liabilities	(1,656)	(51,131)
Asset Impairment	-	924,040
Legal settlement relating to an acquisition	(700,000)	-
Net cash used in operating activities – discontinued operations	(30,737)	(586,734)
Net cash used in operating activities	(1,607,488)	(2,023,195)

Cash flows from investing activities
Acquisition of property and equipment	(217,084)	(52,276)
Security deposit	(17,965)	(4,278)
Advances to an unconsolidated affiliate	(103,419)	(141,387)
Net cash used in investing activities – continuing operations	(338,468)	(197,941)
Net cash used in investing activities – discontinued operations	-	(83,198)
Net cash used in investing activities	(338,468)	(281,139)

Cash flows from financing activities
Debt payment relating to an acquisition	-	(168,742)
Net proceeds from short term note payable – Other	235,000	500,000
Net proceeds from issuance of common stock	850,209	2,402,181
Proceeds from convertible debt	1,191,000	-
Repayment of convertible debt	(143,000)	-
Payment of accrued interest	(9,477)	-
Deferred financing costs	(187,000)	-
Net cash provided by financing activities – continuing operations	1,936,732	2,713,439
Net cash provided by financing activities – discontinued operations	-	(40,800)
Net cash provided by financing activities	1,936,732	2,672,639

Net (decrease) increase in cash and cash equivalents	(9,224)	368,305

Cash and cash equivalent at beginning of the period	205,969	60,409
Cash and cash equivalent at end of the period	$196,745	$428,714

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$59,527	$-
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$-	$50,000
Conversion of interest to common stock	-	7,863
Common stock rescinded for prepaid expense	-	(1,500,000)
Common stock used for investment in Carbolosic	-	199,500
Common stock issued for future services	311,154
Warrants issued for future services	611,290
Rescinded warrants	(255,612)

See accompanying notes to financial statements

ALLIANCE BIOENERGY PLUS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2015

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

●	On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash and delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of November 10, 2015, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the Company has not paid the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

●	AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $2,291,198 and may be unable to raise further equity. At September 30, 2015 the Company had incurred accumulated losses of $15,617,179 since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

Management believes that the Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of stock or borrow additional funds. The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to raise additional capital, sell licenses to its CTS technology and continue constructing its full scale demonstration facility which, once operational, is expected to generate cash flow in amounts sufficient to cover the Company’s operating expenses and debt service.

The Company raised $2,402,180 for the year ended December 31, 2014 and an additional $850,209 in the nine months ended September 30, 2015.

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

NOTE 4 – INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

On May 13, 2015, The Company entered an agreement with Carbolosic SA’s shareholders whereby, among other matters, it was agreed that ownership of Carbolosic SA shall be 43.5% for Tes Projects (Pty) Ltd, a South African company (“Tes”), 24.5 % for Spearhead Capital Ltd, a Seychelles company (“Spearhead”), 7.5% for Jupiter Trust, a South African Trust (“Jupiter”) and 24.5% for Alliance BioEnergy Plus, Inc. TES, Spearhead and Jupiter are all unrelated to the Company. The interests of Tes and Jupiter are delivered in consideration of the funding or guarantee of funding of the License Fee; Spearhead’s interest is in consideration of facilitating the Sublicense transaction; and the Company’s interest is in exchange for the delivery to Carbolosic SA of a 24.5% interest in one of the Company’s CTS sugar extracting plants to be developed in the United States. The Company’s investment in Carbolosic SA is accounted for using the equity method of accounting.

Condensed Balance Sheet of Non-Consolidated Affiliates

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,797	$1,000
TOTAL ASSETS	$1,797	$1,000

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$177,029	$35,000
Interest payable	9,327	1,218
Current notes payable	528,916	381,008
TOTAL CURRENT LIABILITIES	715,272	417,226

STOCKHOLDERS EQUITY
Accumulated deficit	(713,475)	(416,226)
TOTAL EQUITY	(713,475)	(416,226)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$1,797	$1,000

Condensed Statement of Operations of Non-Consolidated Affiliates

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating Expenses
Royalties	10,000	6,250	30,000	25,000
General and administrative	102,212	240,935	259,139	290,997
Total operating expenses	(112,212)	(247,185)	(289,139)	(315,997)

Other expenses
Interest expense	3,182	108	8,110	108
Total other expenses	(3,182)	(108)	(8,110)	(108)

Loss from operations	$(115,394)	$(247,293)	$(297,249)	$(316,105)

NOTE 5 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended. At September 30, 2015, there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum.

Short Term Notes Payable – Other

On July 7, 2015, the Company entered into a six month (6) promissory note with St. George Investments, LLC with a face amount of $265,000 less an original issue discount of $65,000. This note does not accrue interest, however if the note is paid back within the first ninety (90) days, then $235,000 is due; if the note is paid back between day ninety-one (91) and one hundred thirty-five (135) then $250,000 is due; between day one hundred thirty-six (136) and one hundred eighty (180) the full balance of $265,000 is due. In the event of default, the note shall bear interest at the lesser of the rate of eighteen percent (18%) per annum or the maximum rate permitted by law compounding daily. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note.

Long Term Notes Payable – Other

During the year ended December 31, 2014, Carbolosic Plant 1, LLC, a wholly owned subsidiary, entered into an agreement with Carbolosic Energy 1, LLLP to begin receiving long term loans, pursuant to the U.S. EB-5 Immigrant Investor Program, to develop a CTS demonstration facility. These loans are to be issued in multiple advances, each in an amount greater than or equal to $500,000 up to the target loan amount of $33,000,000. The initial term on each of these loans is five (5) years from the date of each advance and bear interest at a rate of 4.31% per annum. The Company can earn a 0.51% rate discount if the first five years of interest due to lender is paid within 15 days of each advance. In addition, these loans may not be prepaid and are secured by all assets of the Company. As of September 30, 2015, the Company had received two (2) long term notes payable, with a combined principal balance of $1,250,000. The company has taken advantage of the 0.51% rate discount on one of these notes payable, with a principal amount of $500,000, and issued a $95,000 interest payment to the Lender on December 9, 2014. As of September 30, 2015 and December 31, 2014, the remaining prepaid interest relating to this advance was $77,978 and $92,189 respectively. The availability of the remaining $31,750,000 will be determined by the ability of Carbolosic Energy 1, LLP to attract additional qualified investors.

Convertible Debt

On January 23, 2015 the Company entered into a Convertible Debenture with KBM Worldwide, Inc. with a principal balance of $89,000 due and payable on or before October 29, 2015. Thereafter, On February 26, 2015, the Company entered into a second Convertible Debenture with Vis Vires Group, Inc. with a principal balance of $54,000 due and payable on or before December 3, 2015 and again on May 6, 2015 the company entered into another Convertible Debenture with Vis Vires Group, Inc. with a principal balance of $64,000 due and payable on or before February 8, 2016. Each of the notes accrue interest at a rate of eight percent (8.0%) per annum and are convertible into the Company’s common stock, after 180 days, in whole or in part at the option of the holder at a conversion rate equal to the average of the three (3) lowest trading day prices during the ten (10) trading days preceding the conversion date, less a thirty-nine percent (39%) discount. Each of the notes also carries a prepayment penalty, increasing every 30 days from one hundred ten percent (110%) to one hundred thirty-five percent (135%) of the then outstanding principal and interest balance due, if the notes are paid back within the first one hundred eighty (180) days. After the first 180 days, the then outstanding principal and interest balance shall bear interest at a rate of twenty-two percent (22.0%) per annum and cannot be paid until maturity. On July 27, 2015, the Company repaid its January 23, 2015 convertible debenture held by KBM Worldwide, Inc. The total amount paid was $123,642, which represented an $89,000 principal balance and $34,642 in interest and penalties. On August 7, 2015 the Company repaid its February 26, 2015 note held by Vires Group, Inc. The total amount paid was $74,723, which represented a $54,000 principal balance and $20,723 in interest and penalties.

On June 30, 2015 the Company entered into a Convertible Debenture with Iconic Holdings, LLC with a principal balance of $150,000 due on or before June 30, 2016. This note can be increased at any time, at the Company’s request, up to a maximum of $330,000. This note provides for “guaranteed” interest of ten percent (10.0%) of the principal balance outstanding. In addition to the “guaranteed” interest, in the event of default additional interest will accrue at the rate equal to the lower of eighteen percent (18.0%) per annum or the highest rate permitted by law. This note can only be prepaid within the first 180 days along with a prepayment penalty of one hundred ten percent (110%) and increasing ten percent (10%) every sixty (60) days to a maximum of one hundred thirty percent (130%). After 180 days, the note can be converted into the Company’s common stock at a conversion rate equal to sixty percent (60%) of the lowest trading price during the preceding 15 consecutive trading days prior to date of conversion. In addition, in order to obtain this note, the Company issued Iconic Holdings, LLC a five (5) year common stock purchase warrant agreement for up to 50,000 shares with an exercise price of $0.75 per share. These warrants are fully granted and vested at time of issuance and are being amortized over the life of the agreement.

On July 10, 2015, the Company entered into a Convertible Debenture with JSJ Investments, Inc with a principal balance of $150,000 due on or before January 10, 2016. The note accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock one hundred eighty (180) days after the maturity date, in whole or in part at the option of the holder at a conversion price equal to the lower of $0.24 or the lowest trading day price during the twenty (20) trading days preceding the conversion date, less a forty-five percent (45%) discount. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty percent (130%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred twenty (120) the premium increases to one hundred forty percent (140%) and if paid between day one hundred twenty-one and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the interest rate shall adjust to eighteen percent (18%) per annum and compound quarterly. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note.

On July 10, 2015 the Company entered into a Secured Convertible Debenture with Group 10 Holdings, LLC with a principal balance of $275,000, less a ten percent (10%) original issue discount and is due on or before July 10, 2016. Group10 Holdings, LLC was granted a security interest in the South African agreement sub-licensed by AMG Energy Group. This note accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company common stock one hundred eighty (180) days after the issuance date in whole or in part at the option of the holder at a conversion price equal to forty-two cents ($0.42); provided, however, that if the closing price is less than forty cents ($0.40) for any three (3) consecutive trading days, then the conversion price shall adjust to the lowest trading day price during the thirty-five (35) trading days prior, less a forty-five percent (45%) discount. Repayment of the note includes a prepayment penalty if the note is paid back within the first one hundred eighty (180) days and cannot be repaid after day one hundred eighty (180) without the holders consent. The prepayment penalty if paid back within the first ninety (90) days is equal to one hundred five percent (105%) of the principal balance; paid between day ninety-one (91) and day one hundred twenty (120) the prepayment penalty is equal to one hundred fifteen percent (115%) of the principal balance; paid between day one hundred twenty-one (121) and day one hundred seventy-nine (179) the prepayment penalty increases to one hundred twenty-five percent (125%) of the principal balance. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. The agreement also provides for future debentures, to be issued over the course of the next three (3) quarters under the same terms up to a maximum aggregate principal balance of one million one hundred thousand dollars ($1,100,000).

On July 27, 2015, the Company entered into a Convertible Debenture with Adar Bays, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the twenty (20) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note.

On July 27, 2015, the Company entered into a Convertible Debenture with Union Capital, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the twenty (20) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note.

On July 27, 2015, the Company entered into a Convertible Debenture with LG Capital Funding, LLC with a principal balance of $105,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the fifteen (15) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note.

On August 10, 2015, the Company entered into a Convertible Debenture with Vis Vires Group, Inc. with a principal balance of $104,000 due and payable on or before May 4, 2016. The note accrues interest at a rate of eight percent (8.0%) per annum and is convertible into the Company’s common stock, after 180 days, in whole or in part at the option of the holder at a conversion rate equal to the average of the three (3) lowest trading day prices during the ten (10) trading days preceding the conversion date, less a thirty-nine percent (39%) discount. The note also carries a prepayment penalty of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the notes are paid back within the first one hundred eighty (180) days. After the first 180 days, the then outstanding principal and interest balance shall bear interest at a rate of twenty-two percent (22.0%) per annum and cannot be paid until maturity.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is one hundred ten million (110,000,000), one hundred million (100,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of September 30, 2015, the Company had 39,438,382 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued and outstanding at such date. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

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

During the fiscal year ended December 31, 2014, the Company issued an aggregate of 5,689,503 shares of its common stock for services valued at $6,027,587. Subsequently, in February 2015, 4,000,000 of these shares were returned to the company for rescission by a consultant. In September 2015, 2,000,000 warrants were issued to said consultant as a result of a dispute over the terms of the rescission. 1,000,000 of these warrants have an exercise price of $0.40 per share and the remaining 1,000,000 warrants have an exercise price of $0.65 per share and all are for a period of five (5) years. Using a Black-Scholes asset pricing model, this agreement was valued at $767,705.

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

In February 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of Common Stock, one (1) three-year Series A Warrant convertible to .5 Common Share at an exercise price of $0.75 and one (1) three-year series B Warrant convertible to .5 Common Share at an exercise price of $1.50. As of September 30, 2015, the Company has sold 2,460,199 units for aggregate proceeds of $850,209. The offering is ongoing.

During the nine months ending September 30, 2015, the Company canceled a net of 997,555 shares of common stock in connection with certain ongoing litigation. 497,555 shares were canceled in connection with a certain acquisition and 500,000 shares issued for services were also canceled.

During the nine months ending September 30, 2015, the Company issued an aggregate of 1,235,000 shares of its common stock for services valued at $672,450 and received $5,000 worth of services for stock subscriptions receivable.

During the nine months ending September 30, 2015, the Company issued an aggregate of 3,835,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $1,943,529. These warrant agreements have terms ranging from three years (3) to ten years (10) with exercise prices ranging from forty cents ($0.40) to eighty cents ($0.80) per share.

During the nine months ending September 30, 2015, the Company issued an aggregate of 500,000 shares of its common stock valued at $240,000 in accordance with its 2012 Employee, Director Stock Plan.

During the nine months ending September 30, 2015, the Company issued options to its independent directors to purchase an aggregate of 390,276 shares of common stock for a period of three (3) years at average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 1,375,000 shares of common stock at an average exercise price of $0.45 and a ten year (10) term. 1,041,666 of these options are vested, with the remaining 333,334 vesting in the first quarter of 2016. Using a Black-Scholes asset pricing model, these agreements were valued at $446,281.

NOTE 7 – SEGMENT INFORMATION

The company operates in one segment and does not have any revenue to date.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease

The Company had leased office space pursuant to a lease for a period of forty (40) months from April 6, 2012 through August 5, 2015. The Lease Commencement Date was August 6, 2012. Annual rent commenced at approximately $46,250 per annum and increased on a year-to-year basis by three percent (3%) over the Base Year. In addition, the Company was obligated to pay an amount equal to 3.76% of the operating expenses of the building together with sales tax on all amounts. This leased expired on August 5, 2015 and the Company chose not to renew this agreement.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	September 30,	December 31,
	2015	2014
Carrying amounts of major classes of assets included as part of discontinued
operations
Prepaid expenses	-	11,263
Total assets of the discontinued operation	$-	$11,263

Carrying amounts of major classes of liabilities included as part of discontinued
operations
Accounts payable and accrued liabilities	$36,148	$733,762
Total liabilities of the discontinued operation	$36,148	$733,762

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Major line items constituting pretax profit
(loss) of discontinued operations
Revenue	-	33,484	-	33,484
Cost of Sales	-	(23,189)	-	(23,189)
Selling, general and administrative	(64)	(349,353)	(29,081)	(545,160)
Interest expense	-	-	-	(738)
Asset Impairment	-	-	-	(924,040)
Debt forgiveness from legal settlement	-	-	700,000	-
Loss from discontinued operations	$(64)	$(339,058)	$670,919	$(1,459,643)

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

On October 30, 2015 the Company entered into a 30 day convertible debenture with a face value of $90,000 with a shareholder. The note does not accrue interest; however it can convert into 250,000 shares of common stock upon maturity.

On November 2, 2015 the Company repaid its May 6, 2015 note held by Vires Group, Inc. The total amount paid was $88,757, which represented a $64,000 principal balance and $24,757 in interest and penalties.

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

●	On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash and delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of November 14, 2015, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, has not yet paid the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

●	AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

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

During the fiscal year ended December 31, 2014, the Company committed an aggregate of 5,689,503 shares of its common stock for services valued at $6,027,587. 3,000,000 shares to a consultant for services were granted, but had not been issued as of December 31, 2014 and were subsequently returned to the company for rescission, by said consultant, in February 2015 along with a share certificate for an additional 1,000,000 shares. In exchange for these shares, the Company granted said consultant 2 warrant agreements each for the right to purchase 1,000,000 shares of common stock, with a five year term, and exercise prices of $0.40 and $0.65. In addition, during the three months ending March 31, 2015, 500,000 shares of common stock in connection with certain ongoing litigation have also been canceled.

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

In February 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of Common Stock, one (1) three-year Series A Warrant convertible to .5 Common Share at an exercise price of $0.75 and one (1) three-year series B Warrant convertible to .5 Common Share at an exercise price of $1.50. As of November 12, 2015 the Company has sold 2,460,199 units for aggregate proceeds of $850,209. The offering is ongoing.

From January 1, 2015 through November 12, 2015, the Company has issued 1,245,000 shares of Company common stock for services valued at $676,550 and received $5,000 worth of services for stock subscriptions receivable.

From January 1, 2015 through November 12, 2015, the Company issued an aggregate of 500,000 shares of its common stock valued at $240,000 in accordance with its 2012 Employee, Director Stock Plan.

From January 1, 2015 through November 12, 2014, the Company issued an aggregate of 3,835,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $1,943,529. These warrant agreements have terms ranging from three years (3) to ten years (10) with exercise prices ranging from forty cents ($0.40) to eighty cents ($0.80) per share.

From January 1, 2015 through November 12, 2015, the Company issued options to its independent directors to purchase an aggregate of 390,276 shares of common stock for a period of three (3) years at an average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 1,375,000 shares of common stock at an average exercise price of $0.45 and a ten year (10) term. 1,041,666 of these options are vested, with the remaining 333,334 vesting in the first quarter of 2016. Using a Black-Scholes asset pricing model, these agreements were valued at $446,281.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At September 30, 2015 the Company had a working capital deficiency of $2,291,198 and had incurred accumulated losses of $15,617,179 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2014 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $2,402,180 for the year ended December 31, 2014 and an additional $850,209 in the nine months ended September 30, 2015. The Company has also received funding through its partnership with Carbolosic Energy 1, LLLP, pursuant to the U.S. EB-5 Immigrant Investor Program. As of November 12, 2015, the company has received $1,250,000 of a program target loan amount of $33,000,000. The availability of the remaining $31,750,000 will be determined by the ability of Carbolosic Energy 1, LLP to attract additional qualified investors.

Results of Operations

Comparison of the period ended September 30, 2015 to September 30, 2014

For the three months ended September 30, 2015, the Company’s general and administrative expenses increased by approximately $1,729,484 to $2,338,663 from $609,179 in the three months ended September 30, 2014. This increase is primarily the result of a $1,252,009 increase in professional fees, $325,118 increase in payroll and $64,176 in financing fees. Of the $2,338,663 general and administrative expense, $1,616,312 is non-cash equity compensation.

During the nine months ended September 30, 2015, the Company’s general and administrative expenses increased by approximately $1,052,707 to $4,098,510 from $3,045,803 in the nine months ended September 30, 2014. This increase is primarily the result of a $721,034 increase in professional fees, $90,746 increase in financing fees, $89,171 increase in advertising and marketing fees, $57,582 increase in administrative fees, $56,700 increase in payroll and a $93,386 decrease in travel expense. Of the $4,098,510 expenses during the nine months ended September 30, 2015, $2,384,515 is non-cash equity compensation. The Company recognized no revenues from continuing operations in either period.

Interest expense increased in the three months ended September 30, 2015 by approximately $83,047 to $85,476 from $2,429 during the three months ended September 30, 2014. The increase was the result of interest accrued on $2,676,000 in new debt.

During the nine months ended September 30, 2015 interest expense increased by approximately $112,451 to $117,597 from $5,146 during the nine months ended September 30, 2014. Again, the increase was the result of interest accrued on $2,676,000 in new debt.

For the three months ended September 30, 2015, the Company’s equity loss in its unconsolidated affiliates decreased $62,581 to $61,065 from $123,646 during the three months ended September 30, 2014.

During the nine months ended September 30, 2015, the Company’s equity loss in its unconsolidated affiliates decreased by approximately $14,715 to $143,338 from $158,053 by the non-consolidated affiliates during the nine months ended September 30, 2014. This decrease was mainly due to a $219,629 decrease in legal fees, while payroll expense had increased by $115,869 and travel had increased by $21,542.

The Company’s discontinued operations showed a loss of $64 for the three months ended September 30, 2015, compared to $339,058 in expenses incurred in the three months ended September 30, 2014.

During the nine months ended September 30, 2015, the Company’s discontinued operations showed a profit of $670,919, as opposed to a $1,459,643 loss during the nine months ended September 30, 2014. This change is primarily the result of $26,631 in legal fees and $700,000 in cancelled debt resulting from a settlement in connection with certain ongoing litigation. These amounts are the result of the Company’s decision in September 2014 to divest the Company of its entertainment-related assets and subsidiaries and to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies.

Research and development (R&D) expenses for the three months ended September 30, 2015 were $6,088, an increase of $5,123 from $965 for the three months ended September 30, 2014. The increase in R&D expenses is the result of the opening of Ek Laboratories, Inc. in June 2015 and its purchases of gasses and other fine grade materials used in the CTS process.

During the nine months ended September 30, 2015, R&D expenses increased $23,586 to $24,551 from $965 during the nine months ended September 30, 2014. Again, the increase in R&D expenses is the result of the opening of Ek Laboratories, Inc. in June 2015 and its purchases of gasses and other fine grade materials used in the CTS process.

Liquidity and Capital Resources

Liquidity

As of September 30, 2015 the Company had $196,745 in cash and total stockholders’ equity at September 30, 2015 was $4,271,059. Total debt from continuing operations, including advances, accounts payable and other notes payable at September 30, 2015, together with interest payable thereon, was $4,916,792 an increase of $1,375,336 from $3,541,456 at December 31, 2014.

During the nine months ended September 30, 2015, the Company’s continuing operating activities used $1,576,751 in cash. This increase can be attributed to $563,875 in legal, accounting and engineering fees and $593,894 in payroll expenses.

During the nine months ended September 30, 2015 the Company’s investing activities used $338,468 in cash, which $217,084 can be attributed to the build-out and purchase of equipment for Ek Laboratories’ research and demonstration facility and $103,419 advanced to Carbolosic, LLC.

During the nine months ended September 30, 2015, the Company received $1,936,732 through its financing activities. This increase can primarily be attributed to the issuance of 1,191,000 in convertible debentures and the sale of common stock through the Company’s 2nd private offering, which had raised $850,209. The company also managed to repay two (2) convertible debentures totaling $198,365 in principal and interest.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding the Company’s operations, the company will need to generate revenue and/or will require additional funding for ongoing operations and to finance such projects it may identify. As of September 30, 2015, the Company has raised $3,418,390 through its private placement offerings, however there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

The Company, through its subsidiary Carbolosic Plant 1, has received funding through its partnership with Carbolosic Energy 1, LLLP towards the development of a CTS demonstration facility. As of September 30, 2015, the Company received $1,250,000 towards a target loan amount of $33,000,000. The availability of the remaining $31,750,000 will be determined by the ability of Carbolosic Energy 1, LLP to attract additional qualified investors.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information set forth in Regulation S-X and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2014.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of September 30, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the nine months ended September 30, 2015.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of November 10, 2015, the only material litigation, claims or suits whose outcomes could have a material effect on the Company’s financial statements are as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by us from January 1, 2015 through November 12, 2015 which were not registered under the Securities Act.

			Amount of
	Date of	Title of	Securities
Name of Purchaser	Sale	Security	Sold	Consideration
Roy Sciacca	02/06/15	Common Stock	(273,515)	Litigation Settlement
Lisa Coletti	02/06/15	Common Stock	(686,700)	Litigation Settlement
Joseph McNaney*	02/24/15	Common Stock	(4,000,000)	Cancel prior issuance
Steven Sadaka	02/26/15	Common Stock	100,000	Purchased @ $0.33 per share
Steven Nelson	03/03/15	Common Stock	150,000	Professional services
David Matthews	03/05/15	Common Stock	500,000	Employee Stock Award
USREDA, LLC	03/13/15	Common Stock	781,250	Purchased @ $0.32 per share
USREDA, LLC	03/24/15	Common Stock	806,452	Purchased @ $0.31 per share
John Famularo	03/27/15	Common Stock	(28,005)	Litigation Settlement
Jason Silverman	03/27/15	Common Stock	(9,335)	Litigation Settlement
EraStar, Inc.	04/21/15	Common Stock	(100,000)	Contract termination
Gerard David	05/06/15	Common Stock	35,000	Purchased @ $0.29 per share
Rick Seidner	05/11/15	Common Stock	151,515	Purchased @ $0.33 per share
Steven Sadaka	05/11/15	Common Stock	309,091	Purchased @ $0.33 per share
Mislawn Nelson	05/26/15	Common Stock	200,000	Professional services
Steven Nelson	05/26/15	Common Stock	250,000	Professional services
James Dryer	05/27/15	Common Stock	25,000	Professional services
Mimi Galbo	05/27/15	Common Stock	25,000	Professional services
Beth M. Dryden Revocable Trust	05/29/15	Common Stock	142,962	Purchased @ $0.56 per share
Beth M. Dryden Revocable Trust	06/05/15	Common Stock	44,643	Purchased @ $0.56 per share
Mark & Elizabeth Scott	06/05/15	Common Stock	89,286	Purchased @ $0.56 per share
Luna Consultant Group, LLC	07/24/15	Common Stock	10,000	Professional Services
Caro Capital, LLC	08/13/15	Common Stock	300,000	Professional Services
Luna Consultant Group, LLC	08/25/15	Common Stock	10,000	Professional Services
James Dryer	09/04/15	Common Stock	27,500	Professional Services
Mimi Galbo	09/04/15	Common Stock	27,500	Professional Services
FMW Media Works, Corp.	09/09/15	Common Stock	100,000	Professional Services
Accredited Investor Preview	09/10/15	Common Stock	100,000	Professional Services
Luna Consultant Group, LLC	09/25/15	Common Stock	10,000	Professional Services
Luna Consultant Group, LLC	10/23/15	Common Stock	10,000	Professional Services

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

ALLIANCE BIOENERGY PLUS, INC.

Date: November 12, 2015	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and
Treasurer
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Daniel de Liege
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