Form 10-K
period 2015-12-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2016-04-13
CIK 1549145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not	Smaller Reporting Company ☑
check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015): $23,025,075

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 13, 2016): 51,708,310

Documents incorporated by reference: None.

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

AMG RENEWABLES, LLC

AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), is a wholly-owned subsidiary of the Company, created for the purpose of managing and developing the Company’s renewable energy technology enterprises. AMG Renewables has one wholly-owned subsidiary, Carbolosic Plant 1, LLC, a Florida limited liability company (“Carbolosic Plant 1”), and two majority owned subsidiaries, AMG Energy Group, LLC, a Florida limited liability company (“AMG Energy”) and Ek Laboratories, Inc, a Florida corporation (“EK”) formerly known as Central Florida Institute of Science and Technology, Inc.

●

On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash and delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of December 31, 2015, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the Company has not paid the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

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

On May 13, 2015, AMG Energy entered into a series of agreements with various unrelated third parties, wherein AMG Energy sublicensed the CTS technology to Naldogen (Pty) Ltd., an existing South African company, which will be renamed Carbolosic Energy SA PTY LTD (“Carbolosic SA”). Carbolosic SA shall be solely devoted to exploitation of the CTS technology in South Africa, Lesotho, Swaziland and Botswana and the term of the sublicense is coterminous with the master license (i.e. through July 1, 2032). The consideration for the grant of the sublicense is $25,000,000 (“License Fee”), which must be paid or guaranteed by March 1, 2016. In addition to the license fee, the sublicense holder will pay AMG Energy a royalty of 3.5% of the revenues on the first CTS plant developed and a 5.0% royalty on the revenues of additional plants developed. Until the $25,000,000 payment has been received, the Company does not consider all of the events required under the agreement to have been completed. Therefore the Company has not recorded any of the license fee in the accompanying financial statements.

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

In February 2016, due to economic and political turmoil in South Africa, members of Tes Projects (Pty) Ltd and Jupiter Trust resigned from management and from the Board of Carbolosic SA and returned all ownership interest in Carbolosic SA to the Carbolosic SA treasury. Spearhead Capital intends to continue operations of Carbolosic SA but at this time there is no guarantee that they will be successful in securing the needed funds or contracts to do so. The Company will evaluate its position in Africa in the coming months and decide on a path forward.

●

Carbolosic Plant 1 was created in October 2014 for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL. In March 2016, Carbolosic Plant 1 was sold to Carbolosic Energy 1, LLLP, a non-related third party, in exchange for satisfaction of the outstanding $1,250,000 loan. In addition, Company subsidiary AMG Energy Group issued a Sub-License to Carbolosic Plant 1 for the use of the patented CTS technology in one (1) plant to be located in the U.S., under the terms and conditions of the master license agreement between Company affiliate Carbolosic, LLC and the University of Central Florida. The sub-license has a royalty payment of three percent (3%) of gross sales and twenty percent (20%) of the net profits of Carbolosic Plant 1 payable to AMG Energy Group and is awaiting final approval from the University of Central Florida as is required under the master license agreement.

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

Employees

The company currently employs six full-time employees and two consultants.

ITEM 1A. RISK FACTORS

Not required as the Company is a “smaller reporting company.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Offices

The Company maintains its corporate office at 400 N Congress Avenue, Suite 130, West Palm Beach Florida 33401. The Company’s telephone number is 888-607-3555. In August 2015, the Company renewed its lease for a period of thirty-six (36) months from August 5, 2015 through July 31, 2018. Annual rent commenced at approximately $48,925 per annum and increases on a year-to-year basis by three percent (3%) over the Base Year. In addition, the Company is obligated to pay an amount equal to 3.76% of the operating expenses of the building together with sales tax on all amounts.

In connection with the renewed lease agreement for the corporate office location, the Company agreed to cancel its lease for additional office space at the same location. This lease period was for fifty-four (54) months from May 1, 2014 through October 31, 2018. The rent commencement date was November 1, 2014 and annual rent commenced at approximately $51,338 per annum and increased on a year-to-year basis by three percent (3%) over the Base Year.

EK Laboratories leases office and warehouse space in Longwood, FL, which serves as the Company’s research and demonstration facility. The lease period is for thirty-six (36) months from February 1, 2015 through January 31, 2018. Annual rent commences at approximately $70,620 per annum and increases on a year-to-year basis by five percent (5%) over the prior year.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, the only material litigation, claims or suits whose outcomes could have a material effect on the Company’s financial statements are as follows:

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

The following table shows the high and low prices of the Company’s common shares on the OTC Bulletin Board for each quarter since its common stock began to trade on the OTC Bulletin Board in February 2014. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
February 5, 2014 – March 31, 2014	$2.75	$0.75
April 1, 2014 – June 30, 2014	$2.00	$0.75
July 1, 2014 – September 30, 3014	$1.67	$0.69
October 1, 2014 – December 31, 2014	$1.09	$0.30
January 1, 2015 – March 31, 2015	$0.65	$0.22
April 1, 2015 – June 30, 2015	$1.39	$0.07
July 1, 2015 – September 30, 2015	$0.68	$0.30
October 1, 2015 – December 31, 2015	$0.55	$0.28
January 1, 2016 – March 31, 2016	$0.42	$0.15

Options and Warrants

On November 19, 2013, the Company entered into a common stock purchase warrant agreement with Constellation Asset Advisors, Inc. whereby it issued a warrant to purchase 2,000,000 shares of common stock for a period of five (5) years at an exercise price of $1.00 per share. The warrant was issued in partial consideration for a consulting agreement. In August 2015, the Company notified Constellation Asset Advisors that it had violated the consulting agreement and had therefore canceled this warrant agreement.

On November 20, 2014, the Company entered into a common stock purchase warrant agreement with EraStar, Inc. whereby it issued a warrant to purchase 500,000 shares of common stock for a period of five (5) years at an exercise price of $1.00 per share. The warrant was issued in partial consideration for a consulting agreement. In August 2015, the Company notified EraStar, Inc. that it had violated the consulting agreement and had therefore canceled this warrant agreement.

In February 2015, the Company began a second round of financing wherein each unit sold consists of one (1) share of common stock, one (1) series A Warrant for a period of three (3) years convertible to .5 Common Share at an exercise price of $0.75 and one (1) series B Warrant for a period of three (3) years convertible to .5 Common Share at an exercise price of $1.50. Through this offering the Company had sold 2,460,202 units.

In March 2015, the Company’s Board of Directors approved a resolution to compensate the board’s independent directors with cash or equity per quarter under the Company’s 2012 Employee, Director Stock Plan. Through the date of filing, the company has issued to its independent directors, eight (8) options to purchase an aggregate of 425,690 shares of common stock for a period of three (3) years at an average exercise price of $0.45. In addition, the Company has approved six (7) employee stock option awards to purchase an aggregate of 2,125,000 shares of common stock at an average exercise price of $0.46 and terms ranging from three (3) to ten (10) years.

In November 2015, the Company began a third round of financing wherein each unit sold consists of one (1) share of common stock, one (1) series C Warrant for a period of three (3) years convertible to .5 common share at an exercise price of $0.45 and one (1) series D Warrant for a period of three (3) years convertible to .5 common share at an exercise price of $0.65. Through this offering the Company has sold 1,460,898 units.

In January 2016, the Company began a fourth round of financing wherein each unit consist of one (1) share of common stock and one (1) series E warrant for a period of five (5) years convertible into one (1) share of common stock at an exercise price of $0.45 per share. Through this offering the Company has sold 1,225,001 units.

In March 2015, the Company began a fifth round of financing wherein each unit consist of three million five hundred thousand (3,717,785) shares of common stock and four million five hundred thousand (4,500,000) series F warrants for a period of five (5) years at an exercise price of $0.25 per share. Each warrant is convertible into one (1) share of common stock. Through this offering the Company has sold 2 units.

Through the date of filing, the Company has issued thirty (30) warrant agreements to purchase an aggregate of 4,550,000 shares of common stock. The exercise prices associated with these agreements range from $0.40 to $2.00 and terms range from three (3) to five (5) years.

Other than the foregoing agreements, none of the Company’s shares of Common Stock are subject to outstanding options or warrants.

Notes Payable

Short-Term Notes Payable – Related Party

As of the date of filing, the Company has a short-term note payable to a related party of $71,000 and accrued interest of $9,036. The note bears interest at a rate of five percent (5%) per annum and is coming due within the next 12 months.

In November 2015, the Company issued a short-term, unsecured note payable to a shareholder of the company. The principal amount of the note was $10,290, accrued interest at 5% per annum and had a term of one-year. On December 8, 2015, the note was paid in full along with $32 in interest.

Short Term Notes Payable – Other

On July 7, 2015, the Company entered into a six month (6) promissory note with St. George Investments, LLC with a face amount of $265,000 less an original issue discount of $65,000. This note does not accrue interest, however if the note is paid back within the first ninety (90) days, then $235,000 is due; if the note is paid back between day ninety-one (91) and one hundred thirty-five (135) then $250,000 is due; between day one hundred thirty-six (136) and one hundred eighty (180) the full balance of $265,000 is due. In the event of default, the note shall bear interest at the lesser of the rate of eighteen percent (18%) per annum or the maximum rate permitted by law compounding daily. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the company repaid this note in full. The total amount paid was $306,890, which represented a $265,000 principal balance and $41,890 in default interest and penalties.

Long Term Notes Payable – Other

During the year ended December 31, 2014, Carbolosic Plant 1, LLC, a wholly owned subsidiary, entered into an agreement with Carbolosic Energy 1, LLLP to begin receiving long term loans, pursuant to the U.S. EB-5 Immigrant Investor Program, to develop a CTS demonstration facility. These loans are to be issued in multiple advances, each in an amount greater than or equal to $500,000 up to the target loan amount of $33,000,000. The initial term on each of these loans is five (5) years from the date of each advance and bear interest at a rate of 4.31% per annum. The Company can earn a 0.51% rate discount if the first five years of interest due to lender is paid within 15 days of each advance. In addition, these loans may not be prepaid and are secured by all assets of the Company. The Company received two (2) long term notes payable, with a combined principal balance of $1,250,000 in the year ended December 31, 2014 and has not received any additional notes as of the date of this filing. The company has taken advantage of the 0.51% rate discount on one of these notes payable, with a principal amount of $500,000, and issued a $95,000 interest payment to the Lender on December 9, 2014. As of December 31, 2015 and December 31, 2014, the remaining prepaid interest relating to this advance was $73,189 and $92,189 respectively. In January 2015, the Company made a $4,162 interest payment towards the second note. In March 2016, Carbolosic Plant 1 was sold to Carbolosic Energy 1, LLLP, a non-related third party, in exchange for satisfaction of the outstanding $1,250,000 loan between Carbolosic Plant 1 and the Company.

Convertible Debt

On January 23, 2015, the Company entered into a convertible debenture with KBM Worldwide, Inc. with a principal balance of $89,000 due and payable on or before October 29, 2015. Thereafter, On February 26, 2015, the Company entered into a second convertible debenture with Vis Vires Group, Inc. with a principal balance of $54,000 due and payable on or before December 3, 2015 and again on May 6, 2015 the company entered into another convertible debenture with Vis Vires Group, Inc. with a principal balance of $64,000 due and payable on or before February 8, 2016. Each of the notes accrue interest at a rate of eight percent (8.0%) per annum and are convertible into the Company’s common stock, after 180 days, in whole or in part at the option of the holder at a conversion rate equal to the average of the three (3) lowest trading day prices during the ten (10) trading days preceding the conversion date, less a thirty-nine percent (39%) discount. Each of the notes also carries a prepayment penalty, increasing every 30 days from one hundred ten percent (110%) to one hundred thirty-five percent (135%) of the then outstanding principal and interest balance due, if the notes are paid back within the first one hundred eighty (180) days. After the first 180 days, the then outstanding principal and interest balance shall bear interest at a rate of twenty-two percent (22.0%) per annum and cannot be paid until maturity. On July 27, 2015, the Company repaid its January 23, 2015 convertible debenture held by KBM Worldwide, Inc. The total amount paid was $123,642, which represented an $89,000 principal balance and $34,642 in interest and penalties. On August 7, 2015 the Company repaid its February 26, 2015 convertible debenture held by Vires Group, Inc. The total amount paid was $74,723, which represented a $54,000 principal balance and $20,723 in interest and penalties. On November 2, 2015 the Company repaid its May 6, 2015 convertible debenture held by Vis Vires Group, Inc. The total amount paid was $88,757, which represented a $64,000 principal balance and $24,757 in interest and penalties.

On June 30, 2015, the Company entered into a convertible debenture with Iconic Holdings, LLC with a principal balance of $165,000 due on or before June 30, 2016. This note provides for “guaranteed” interest of ten percent (10.0%) of the principal balance outstanding. In addition to the “guaranteed” interest, in the event of default additional interest will accrue at the rate equal to the lower of eighteen percent (18.0%) per annum or the highest rate permitted by law. This note can only be prepaid within the first 180 days along with a prepayment penalty of one hundred ten percent (110%) and increasing ten percent (10%) every sixty (60) days to a maximum of one hundred thirty percent (130%). After 180 days, the note can be converted into the Company’s common stock at a conversion rate equal to sixty percent (60%) of the lowest trading price during the preceding 15 consecutive trading days prior to date of conversion. In addition, in order to obtain this note, the Company issued Iconic Holdings, LLC a five (5) year common stock purchase warrant agreement for up to 50,000 shares with an exercise price of $0.75 per share. These warrants are fully granted and vested at time of issuance and are being amortized over the life of the agreement. In January 2016, Iconic Holdings, LLC converted $95,000 of the principal balance into 891,042 shares of unrestricted common stock and the remaining balance of the note was repaid in full. The total amount paid was $140,950, which represented a $70,000 principal payment and $70,950 in interest and penalties.

On July 10, 2015, the Company entered into a convertible debenture with JSJ Investments, Inc with a principal balance of $150,000 due on or before January 10, 2016. The note accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock one hundred eighty (180) days after the maturity date, in whole or in part at the option of the holder at a conversion price equal to the lower of $0.24 or the lowest trading day price during the twenty (20) trading days preceding the conversion date, less a forty-five percent (45%) discount. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty percent (130%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred twenty (120) the premium increases to one hundred forty percent (140%) and if paid between day one hundred twenty-one and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the interest rate shall adjust to eighteen percent (18%) per annum and compound quarterly. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, JSJ Investments attempted to convert a portion of the debt in violation of a mutually agreed upon amendment to the note and mutually agreed upon standstill agreement between the Company and JSJ Investments. The shares in question were returned and cancelled after being notified by the Company’s attorney. In March 2016, JSJ Investments made a second attempt to convert a portion of its debt in violation of the mutually agreed upon amendment to the note. Shares were not converted this time. A third attempt, made in late March 2016, converted $25,000 for 195,924 shares of unrestricted common stock. The conversion violated the terms of the debt agreement and the Company and its counsel have notified JSJ of the violation of the agreement and fully intend to recoup all of the issued shares. The note is currently in default and cannot be converted into the Company’s common stock until 180 days from the Maturity Date of January 10, 2016. The Company intends to pay this note in full prior to July 2016.

On July 10, 2015 the Company entered into a secured convertible debenture with Group 10 Holdings, LLC with a principal balance of $275,000, less a ten percent (10%) original issue discount and is due on or before July 10, 2016. Group10 Holdings, LLC was granted a security interest in the South African agreement sub-licensed by AMG Energy Group. This note accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company common stock one hundred eighty (180) days after the issuance date in whole or in part at the option of the holder at a conversion price equal to forty-two cents ($0.42); provided, however, that if the closing price is less than forty cents ($0.40) for any three (3) consecutive trading days, then the conversion price shall adjust to the lowest trading day price during the thirty-five (35) trading days prior, less a forty-five percent (45%) discount. Repayment of the note includes a prepayment penalty if the note is paid back within the first one hundred eighty (180) days and cannot be repaid after day one hundred eighty (180) without the holders consent. The prepayment penalty if paid back within the first ninety (90) days is equal to one hundred five percent (105%) of the principal balance; paid between day ninety-one (91) and day one hundred twenty (120) the prepayment penalty is equal to one hundred fifteen percent (115%) of the principal balance; paid between day one hundred twenty-one (121) and day one hundred seventy-nine (179) the prepayment penalty increases to one hundred twenty-five percent (125%) of the principal balance. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, Group 10 Holdings, LLC converted $20,000 of its principal balance into 157,418 shares of unrestricted common stock and the Company paid the remaining debenture in full with a payment of $340,468, which represented a $255,000 principal payments and $85,068 in interest and penalties.

On July 27, 2015, the Company entered into a convertible debenture with Adar Bays, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the twenty (20) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the Company paid the debenture in full with a payment of $149,022, which represented a $100,000 principal payment and $49,022 in interest and penalties.

On July 27, 2015, the Company entered into a convertible debenture with Union Capital, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the twenty (20) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the Company paid the debenture in full with a payment of $148,748, which represented a $100,000 principal payment and $48,748 in interest and penalties.

On July 27, 2015, the Company entered into a convertible debenture with LG Capital Funding, LLC with a principal balance of $105,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the fifteen (15) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the Company paid the debenture in full with a payment of $156,462, which represented a $105,000 principal payment and $51,462 in interest and penalties.

On August 10, 2015, the Company entered into a convertible debenture with Vis Vires Group, Inc. with a principal balance of $104,000 due and payable on or before May 4, 2016. The note accrues interest at a rate of eight percent (8.0%) per annum and is convertible into the Company’s common stock, after 180 days, in whole or in part at the option of the holder at a conversion rate equal to the average of the three (3) lowest trading day prices during the ten (10) trading days preceding the conversion date, less a thirty-nine percent (39%) discount. The note also carries a prepayment penalty of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the notes are paid back within the first one hundred eighty (180) days. After the first 180 days, the then outstanding principal and interest balance shall bear interest at a rate of twenty-two percent (22.0%) per annum and cannot be paid until maturity. In January 2016, the Company paid the note in full with a payment of $139,303, which represented a $104,000 principal payment and $35,303 in interest and penalties.

On October 29, 2015, the Company entered into a thirty (30) day convertible debenture with a shareholder of the Company with a $90,000 principal balance. The note does not accrue interest and is convertible into 250,000 shares of the Company’s common stock if it is not repaid at maturity. On December 8, 2015 the principal balance of $90,000 was converted into 250,000 shares of the Company’s common stock.

Holders

As of the date of filing, there were 51,708,310 shares of common stock outstanding and approximately 197 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently fifteen (15) outstanding options to purchase an aggregate of 2,550,690 shares of common stock under the Company’s 2012 Employee, Director Stock Plan. In addition, 500,000 shares of common stock have been issued under the plan to an employee. The Company did not, however, have any options, warrants or rights outstanding as of December 31, 2014.

Number of securities
remaining available for
	Number of Securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,550,690	$0.45	4,207,117
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	2,550,690	$0.45	4,207,117

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company from January 1, 2015 through the date of filing which were not registered under the Securities Act.

			Amount of
	Date of	Title of	Securities
Name of Purchaser	Sale	Security	Sold	Consideration
Lisa Colletti	02/06/15	Common Stock	(686,700)	Cancel Prior Issuance
Roy Sciacca	02/06/15	Common Stock	(273,515)	Cancel Prior Issuance
Joseph McNaney	02/24/15	Common Stock	(4,000,000)	Cancel Prior Issuance
Steven Sadaka	02/26/15	Common Stock	100,000	Purchase @ $0.33 per share
Steven Nelson	03/03/15	Common Stock	150,000	Purchase @ $0.44 per share
David Matthews	03/05/15	Common Stock	500,000	Employee Stock Plan
USREDA, LLC	03/13/15	Common Stock	781,250	Purchase @ $0.32 per share
USREDA, LLC	03/24/15	Common Stock	806,452	Purchase @ $0.31 per share
Jason Silverman	03/27/15	Common Stock	(9,335)	Cancel Prior Issuance
John Famularo	03/27/17	Common Stock	(28,005)	Cancel Prior Issuance
EraStar, Inc.	04/21/15	Common Stock	(100,000)	Cancel Prior Issuance
Gerard V David	05/06/15	Common Stock	35,000	Purchase @ $0.29 per share
Rick Seidner	05/11/15	Common Stock	151,515	Purchase @ $0.33 per share
Steven Sadaka	05/11/15	Common Stock	309,091	Purchase @ $0.33 per share
Mislawn Nelson	05/26/15	Common Stock	200,000	Professional Services
Steven Nelson	05/26/15	Common Stock	250,000	Professional Services
James Dryer	05/27/15	Common Stock	25,000	Professional Services
Mimi Galbo	05/27/15	Common Stock	25,000	Professional Services
Beth M. Dryden Revocable Trust	05/29/15	Common Stock	142,962	Purchase @ $0.56 per share
Beth M. Dryden Revocable Trust	06/05/15	Common Stock	44,643	Purchase @ $0.56 per share
Mark & Elizabeth B Scott	06/05/15	Common Stock	89,286	Purchase @ $0.56 per share
Luna Consultant Group, LLC	07/24/15	Common Stock	10,000	Professional Services
Caro Capital, LLC	08/13/15	Common Stock	300,000	Professional Services
Luna Consultant Group, LLC	08/25/15	Common Stock	10,000	Professional Services
James Dryer	09/04/15	Common Stock	27,500	Professional Services
Mimi Galbo	09/04/15	Common Stock	27,500	Professional Services
FMW Media Works Corp.	09/09/15	Common Stock	100,000	Professional Services
Accredited Investor Preview	09/10/15	Common Stock	100,000	Professional Services
Luna Consultant Group, LLC	09/25/15	Common Stock	10,000	Professional Services
James Dryer	10/01/15	Common Stock	2,500	Professional Services
Mimi Galbo	10/01/15	Common Stock	2,500	Professional Services
Luna Consultant Group, LLC	10/23/15	Common Stock	10,000	Professional Services
James Dryer	11/01/15	Common Stock	2,500	Professional Services

Mimi Galbo	11/01/15	Common Stock	2,500	Professional Services
Steven Sadaka	11/16/15	Common Stock	250,000	Professional Services
Anthony Santelli, II	11/17/15	Common Stock	135,136	Purchase @ $0.37 per share
Santelli Partners	11/17/15	Common Stock	135,136	Purchase @ $0.37 per share
Luna Consultant Group, LLC	11/24/15	Common Stock	10,000	Professional Services
Steven Sadaka	11/25/15	Common Stock	156,250	Purchase @ $0.32 per share
Oren Kantor	11/25/15	Common Stock	78,125	Purchase @ $0.32 per share
Matthew & Casey Shore	11/25/15	Common Stock	156,250	Purchase @ $0.32 per share
James Dryer	12/01/15	Common Stock	2,500	Professional Services
Mimi Galbo	12/01/15	Common Stock	2,500	Professional Services
Steven Sadaka	12/08/15	Common Stock	100,000	Purchase @ $0.29 per share
Megan Kantor	12/08/15	Common Stock	100,000	Purchase @ $0.29 per share
Fedelta Capitello, LLC	12/08/15	Common Stock	100,000	Purchase @ $0.29 per share
Steven Sadaka	12/08/15	Common Stock	250,000	Convertible Debenture Conversion
Accredited Investor Preview	12/10/15	Common Stock	150,000	Professional Services
Luna Consultant Group, LLC	01/01/16	Common Stock	10,000	Professional Services
James Dryer	01/04/16	Common Stock	2,500	Professional Services
Mimi Galbo	01/04/16	Common Stock	2,500	Professional Services
Iconic Holdings, LLC	01/06/16	Common Stock	233,147	Convertible Debenture Conversion
Richard Bindler Revocable Trust	01/08/16	Common Stock	100,000	Purchase @ $0.23 per share
Group 10 Holdings, LLC	01/13/16	Common Stock	157,418	Convertible Debenture Conversion
Richard Bindler Revocable Trust	01/20/16	Common Stock	150,000	Purchase @ $0.16 per share
Steven Sadaka	01/20/16	Common Stock	250,000	Purchase @ $0.17 per share
Iconic Holdings, LLC	01/22/16	Common Stock	657,895	Convertible Debenture Conversion
Luna Consultant Group, LLC	01/25/16	Common Stock	400,000	Professional Services
Rolnick Family LP	01/26/16	Common Stock	100,000	Purchase @ $0.24 per share
Matthew & Casey Shore	01/27/16	Common Stock	100,000	Purchase @ $0.24 per share
Fedelta Capitello, LLC	01/27/16	Common Stock	100,000	Purchase @ $0.24 per share
Nancy Burgess & David Gross	01/29/16	Common Stock	100,000	Purchase @ $0.24 per share
Jason Taylor	01/29/16	Common Stock	200,000	Purchase @ $0.24 per share
Oren Kantor	02/02/16	Common Stock	208,334	Purchase @ $0.24 per share
David Kantor	02/02/16	Common Stock	208,333	Purchase @ $0.24 per share
USREDA, LLC	03/05/16	Common Stock	3,717,785	Purchase @ $0.20 per share
Carbolosic Energy 1, LLLP	03/05/16	Common Stock	3,717,785	Purchase @ $0.20 per share
A.J. Enterprises, LLP	03/30/16	Common Stock	208,334	Purchase @ $0.24 per share

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

●

On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash and delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of the date of filing, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, has not yet paid the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

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

On May 13, 2015, AMG Energy entered into a series of agreements with various unrelated third parties, wherein AMG Energy sublicensed the CTS technology to Naldogen (Pty) Ltd., an existing South African company, which will be renamed Carbolosic Energy SA PTY LTD (“Carbolosic SA”). Carbolosic SA shall be solely devoted to exploitation of the CTS technology in South Africa, Lesotho, Swaziland and Botswana and the term of the sublicense is coterminous with the master license (i.e. through July 1, 2032). The consideration for the grant of the sublicense is $25,000,000 (“License Fee”), which must be paid or guaranteed by March 1, 2016. In addition to the license fee, the sublicense holder will pay AMG Energy a royalty of 3.5% of the revenues on the first CTS plant developed and a 5.0% royalty on the revenues of additional plants developed.

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

In February 2016, due to economic and political turmoil in South Africa, members of Tes Projects (Pty) Ltd and Jupiter Trust resigned from management and from the board of Carbolosic SA and returned all ownership interest in Carbolosic SA to the Carbolosic SA treasury. Spearhead Capital intends to continue operations of Carbolosic SA but, at this time, there is no guarantee that they will be successful in securing the needed funds or contracts to do so. The Company will evaluate its position in Africa in the coming months and decide on a path forward.

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

In March 2016, the Company canceled the Finance Agreement with RRDA due to a lack of funding in a timely manner. The Development Agreement remains in effect and any opportunities brought to the Company under this agreement will be subject to the same terms and conditions as any other license opportunity, including the proposed plant in Vidalia, Georgia.

●

Carbolosic Plant 1 was created in October 2014 for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL. In March 2016, Carbolosic Plant 1 was sold to Carbolosic Energy 1, LLLP, a non-related third party, in exchange for satisfaction of the outstanding $1,250,000 loan between Carbolosic Plant 1 and the Company.

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

During the fiscal year ended December 31, 2014, the Company committed an aggregate of 5,689,503 shares of its common stock for services valued at $6,027,587. 3,000,000 shares to a consultant for services were subsequently returned to the company for rescission, by said consultant, in February 2015 along with a share certificate for an additional 1,000,000 shares. In exchange for these shares, the Company granted said consultant 2 warrant agreements for the right to purchase an aggregate of 2,000,000 shares of common stock, with a five year term, and exercise prices of $0.40 and $0.65. Using a Black-Scholes asset pricing model, these agreements were valued at $767,705.

During the fiscal year ended December 31, 2014, the Company entered into a common stock purchase warrant agreement with EraStar, Inc. whereby it issued a warrant to purchase 500,000 shares of common stock for a period of five (5) years at an exercise price of $1.00 per share. Using a Black-Scholes asset-pricing model, this agreement was valued at $278,850 and is being amortized over the life of the agreement. In April 2015, the Company received notice that EraStar, Inc. terminated this agreement and returned 100,000 shares of Company common stock for cancellation and also forfeited the warrant agreement to purchase 500,000 shares of common stock with a remaining value of $255,612.

In February 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of common stock, one (1) three-year Series A warrant convertible to .5 common share at an exercise price of $0.75 and one (1) three-year series B warrant convertible to .5 common share at an exercise price of $1.50. As of the date of filing, the Company has sold 2,460,199 units for aggregate proceeds of $850,209. The offering is ongoing.

In November 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of common stock, one (1) three-year Series C warrant convertible to .5 common share at an exercise price of $0.45 and one (1) three-year series D warrant convertible to .5 common share at an exercise price of $0.65. As of the date of filing, the Company has sold 1,460,897 units for aggregate proceeds of $401,000. The offering is ongoing.

During the fiscal years ended December 31, 2015 and December 31, 2014, a $90,000 convertible note converted to 250,000 shares of common stock and a $57,862 note balance converted to 458,333 shares of common stock respectively. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

Through the date of filing, an additional $115,000 of the Company’s convertible debt converted to 1,048,460 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversions, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $218,301 was attributed to the beneficial conversion feature.

In January 2016, the Company commenced a new offering of units valued at $0.24 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. As of the date of filing, the Company has sold 1,225,001 units for aggregate proceeds of $294,000. The offering is ongoing.

In March 2016, the Company commenced a new offering of units valued at $765,735. Each units consist of three million seven hundred seventeen thousand seven hundred eighty-five (3,717,785) shares of common stock and four million five hundred thousand (4,500,000) five-year series F warrants convertible to one (1) share of common stock each at an exercise price of $0.25. As of the date of filing, the Company has sold 2 units for aggregate proceeds of $1,531,470.

From January 1, 2015 through the date of filing, 500,000 shares of common stock in connection with certain ongoing litigation were canceled.

From January 1, 2015 through the date of filing, the Company has issued 2,085,000 shares of Company common stock for services valued at $1,014,600 and received $5,000 worth of services for stock subscriptions receivable.

From January 1, 2015 through the date of filing, the Company issued an aggregate of 500,000 shares of its common stock valued at $240,000 in accordance with its 2012 Employee, Director Stock Plan.

From January 1, 2015 through the date of filing, the Company issued an aggregate of 2,550,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $1,435,008. These warrant agreements have terms ranging from three years (3) to five years (5) with exercise prices ranging from forty cents ($0.40) to two dollars ($2.00) per share.

From January 1, 2015 through the date of filing, the Company issued options to its independent directors to purchase an aggregate of 425,690 shares of common stock for a period of three (3) years at an average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 2,125,000 shares of common stock at an average exercise price of $0.45 and terms ranging from three (3) to ten (10) years. 1,791,666 of these options are vested, with the remaining 333,334 vesting in the first quarter of 2016. Using a Black-Scholes asset pricing model, these agreements were valued at $696,953.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At December 31, 2015 the Company had a working capital deficiency of $3,022,760 and had incurred accumulated losses of $17,052,797 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2015 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $2,402,180 for the year ended December 31, 2014 and an additional $1,162,209 in the year ended December 31, 2015. As of the date of filing, the company has received an additional $1,914,470 through its private offerings.

Results of Operations

Comparison of the year ended December 31, 2015 to December 31, 2014

For the year ended December 31, 2015 the Company’s general and administrative expenses decreased by approximately $2,484,940 to $5,330,832 from $7,815,772 for the year ended December 31, 2014. This decrease is primarily the result of a reduction in legal, accounting and consulting fees from $6,668,686 to $2,790,830, of which $2,281,273 is non-cash stock compensation. This reflects a $3,877,856 reduction in these fees. The Company recognized no revenues from continuing operations during the fiscal year ended December 31, 2015 or December 31, 2014.

Interest expense increased in the year ended December 31, 2015 by approximately $178,249 to $189,394 from $11,145. This increase was the result of interest accrued on $1,561,000 in short term debt notes received during 2015.

For the year ended December 31, 2015 the Company’s equity loss in an unconsolidated affiliate was $180,354, down from $208,113 in 2014. This loss was mainly due to payroll and legal fees incurred by the non-consolidated affiliate, which mostly pertained to global patent applications.

For the year ended December 31, 2015, the Company recognized a $125,861 expense resulting from the beneficial conversation features of its convertible notes. The Company did not recognize an expense in 2014.

For the year ended December 31,, 2015, the Company’s discontinued operations showed a profit of $668,269, as opposed to a $1,902,530 loss during the year ended December 31, 2014. This change is primarily the result of $26,631 in legal fees and $700,000 in cancelled debt resulting from a settlement in connection with certain ongoing litigation. These amounts are the result of the Company’s decision in September 2014 to divest the Company of its entertainment-related assets and subsidiaries and to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies.

Research and development (R&D) costs for the year ended December 31, 2015 were $27,642, an increase of $26,677 from $965 for the year ended December 31, 2014. The increase in R&D expenses is the result of the opening of Ek Laboratories, Inc. in June 2015 and its purchases of gasses and other fine grade materials used in the CTS process.

Liquidity and Capital Resources

Liquidity

As of December 31, 2015 the Company had $62,054 in cash. Total Stockholders’ Equity at December 31, 2015 was $4,144,284. Total debt from continuing operations, including advances, accounts payable and other notes payable at December 31, 2015, together with interest payable thereon, was $5,096,682 an increase of $1,555,226 from $3,541,456 at December 31, 2014.

During the fiscal year ended December 31, 2015, the Company’s continuing operating activities decreased $223,155 to $1,735,548 from $1,958,703 at December 31, 2014. This expense can primarily be attributed to $785,393 used in payroll, $509,557 in legal, accounting and consulting fees and $189,722 in loan fees.

During the fiscal year ended December 31, 2015, the Company’s investing activities used $543,874 in cash. This use can be attributed to $214,225 used to purchase machinery and equipment, $202,021 in capitalized engineering costs and $115,941 advanced to Carbolosic, LLC for operational costs.

During the fiscal year ended December 31, 2015, the Company generated an aggregate of $2,168,894 through its financing activities. This decrease of $1,294,544 from the prior year can primarily be attributed to a $1,239,971 decrease in the sale of common stock through the Company’s private offerings and $0 received through Company’s partnership with Carbolosic Energy 1, LLLP, while simultaneously securing $1,561,000 in new short-term debt notes.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding the Company’s operations, the company will need to generate revenue and/or will require additional funding for ongoing operations and to finance such projects it may identify. As of the date of filing, the Company has raised $5,644,860 through its private placement offerings, however there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the years ended December 31, 2015 and December 31, 2014, and the report thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Shareholders
Alliance Bioenergy Plus, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Alliance Bioenergy Plus, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bioenergy Plus, Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenue, has recurring losses since inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 7, 2016

Alliance BioEnergy Plus, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$62,054	$205,969
Prepaid expenses	743,738	470,612
Deferred financing costs	54,278	-
Current assets of discontinued operations	-	11,263
TOTAL CURRENT ASSETS	860,070	687,844

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED
DEPRECIATION OF $59,919 AND $15,883 AT DECEMBER 31, 2015 AND
DECEMBER 31, 2014, RESPECTIVELY	310,576	140,387

Other assets
Security deposits	18,965	7,278
Capitalized fees	202,021	-
Investment in and advances to an unconsolidated affiliate	7,433,024	7,497,437
Long term assets of discontinued operations	-	-
TOTAL OTHER ASSETS	7,654,010	7,504,715
TOTAL ASSETS	$8,824,656	$8,332,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$387,442	$182,295
Payable relating to an acquisition - Related party	2,031,258	2,031,258
Short term note payable – Related party	71,000	71,000
Short-term note payable – Other	265,000	-
Convertible debentures payable - Other	999,000	-
Interest payable – Related Party	9,036	5,486
Interest payable – Other	83,946	1,417
Current liabilities of discontinued operations	36,148	733,762
TOTAL CURRENT LIABILITIES	3,882,830	3,025,218
Long term liabilities
Long term notes payable – Other	1,250,000	1,250,000
TOTAL LONG TERM LIABILITIES	1,250,000	1,250,000
TOTAL LIABILITIES	5,132,830	4,275,218

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and
outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 41,084,279 shares issued and outstanding at December 31, 2015 and 40,340,738 shares issued and outstanding at
December 31, 2014	41,084	40,341
Stock Subscription Receivable	(5,000)	(10,000)
Additional paid-in capital	21,160,997	16,374,470
Accumulated deficit	(17,052,797)	(12,208,326)
Total stockholders' equity	4,144,284	4,196,485
Non-controlling interest	(452,458)	(138,757)
TOTAL EQUITY	3,691,826	4,057,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,824,656	$8,332,946

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year Ended	For The Year Ended
	December 31, 2015	December 31, 2014
Revenues	$-	$-

Operating expense
General and administrative	5,330,832	7,815,772
Total operating expenses	5,330,832	7,815,772

Loss from operations	(5,330,832)	(7,815,772)

Other expenses
Equity loss in an unconsolidated affiliate	180,354	208,113
Beneficial conversion features	125,861	-
Interest expense – related party	3,582	1,629
Interest expense – other	185,812	9,516
Total other expenses	(495,609)	(219,258)

Loss from continuing operations	(5,826,441)	(8,035,030)

Discontinued operations
Loss from operations	31,731	978,490
Debt forgiveness	(700,000)	-
Asset impairment	-	924,040
Gain (loss) from discontinued operations	668,269	(1,902,530)

Loss before provisions for income taxes	$(5,158,172)	$(9,937,560)
Provisions for income taxes	-	-
Net loss	(5,158,172)	(9,937,560)
Net loss attributable to non-controlling interest	(313,701)	(138,543)
Net loss attributable to Company	$(4,844,471)	$(9,799,017)

Basic and diluted net loss per share
Continuing operations	(0.16)	(0.22)
Discontinued operations	(0.02)	(0.05)
Net loss per share	$(0.14)	$(0.27)

Weighted average common shares outstanding
Basic and Diluted	38,988,918	37,029,419

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Stock	Additional		Non-	Total
	Common Stock		Preferred Stock		Subscription	Paid -in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	(Deficiency)
Balance as of January 1, 2014	32,840,476	$32,841	-	-	$(10,000)	$8,930,015	$(2,409,309)	$(214)	$6,543,333
Issuance of common stock for services	5,689,503	5,690	-	-	-	6,021,897	-	-	6,027,587
Cancellation of common stock for prepaid expenses	(2,000,000)	(2,000)	-	-	-	(1,498,000)	-	-	(1,500,000)
Issuance of 500,000 warrants for services	-	-	-	-	-	278,850	-	-	278,850
Issuance of common stock in connection with conversion of notes payable	458,333	458	-	-	-	57,404	-	-	57,862
Issuance of common stock for cash	3,203,295	3,203	-	-	-	2,398,977	-	-	2,402,180
Cancellation of common stock from acquisition (1)	(116,869)	(117)	-	-	-	(13,907)	-	-	(14,024)
Issuance of common stock for acquisition (2)	266,000	266	-	-	-	199,234	-	-	199,500
Net loss	-	-	-	-	-	-	(9,799,017)	(138,543)	(9,937,560)
Balance as of December 31, 2014	40,340,738	$40,341	-	-	$(10,000)	$16,374,470	$(12,208,326)	$(138,757)	$4,057,728
Issuance of common stock for services	1,670,000	1,670	-	-	5,000	848,730	-	-	855,400
Rescission of common stock	(4,600,000)	(4,600)	-	-	-	4,600	-	-	-
Issuance of 4,130,000 warrants for services	-	-	-	-	-	2,074,698	-	-	2,074,698
Rescission of 2,500,000 warrants	-	-	-	-	-	(255,612)	-	-	(255,612)
Issuance of 3,421,100 warrants through PPM	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash	3,421,096	3,421	-	-	-	1,158,788	-	-	1,162,209
Common stock issued under employee, director plan	500,000	500	-	-	-	239,500	-	-	240,000
Issuance of 1,967,356 options under employee,
director plan	-	-	-	-	-	625,575	-	-	625,575
Issuance of common stock in connection with
conversion of notes payable	250,000	250	-	-	-	89,750	-	-	90,000
Cancellation of common stock from acquisition (1)	(497,555)	(498)	-	-	-	498	-	-	-
Expiration of 500,000 options	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(4,844,471)	(313,701)	(5,158,172)
Balance as of December 31, 2015	41,084,279	$41,084	-	$-	$(5,000)	$21,160,997	$(17,052,797)	$(452,458)	$3,691,826

(1)	Stock issued for rights to two partially-completed television series “World Star” and “Making of a Saint: The Journey to Sainthood”
(2)	Stock issued for acquisition of AMG Energy Group, LLC

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended	For The Year Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities
Net loss from continuing operations	(5,826,441)	(8,035,030)
Net loss from discontinued operations	668,269	(1,902,530)
Net loss	$(5,158,172)	$(9,937,560)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	233,758	13,042
Accrued interest on convertible debentures	185,812	-
Beneficial conversion feature	125,861	-
Stock based compensation for services	676,525	6,027,587
Issuance of warrants for services	1,669,006	23,237
Stock based compensation awarded under employee, director plan	240,000	-
Issuance of options under employee, director plan	625,575	-
Equity loss in an unconsolidated affiliate	180,354	208,113
Changes in operating assets and liabilities
Prepaid expenses	55,829	(181,158)
Accounts payable and accrued liabilities	98,173	(14,494)
Net cash (used in) operating activities – continuing operations	(1,735,548)	(1,958,703)
Changes in discontinued operations assets and liabilities
Accounts payable and accrued liabilities	(1,656)	60,925
Asset Impairment	-	924,040
Legal settlement relating to an acquisition	(700,000)	-
Net cash (used in) operating activities – discontinued operations	(33,387)	(917,565)
Net cash (used in) operating activities	(1,768,935)	(2,876,268)

Cash flows from investing activities
Purchase of property and equipment	(214,225)	(138,864)
Security deposit	(11,687)	(4,278)
Capitalized fees	(202,021)	-
Investment in and advance to an unconsolidated affiliate	(115,941)	(246,227)
Net cash (used in) investing activities – continuing operations	(543,874)	(389,369)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(543,874)	(389,369)

Cash flows from financing activities
Debt payment relating to an acquisition	-	(168,742)
Proceeds from short-term note payable – related party	10,290	-
Proceeds from short-term note payable – other	265,000	-
Proceeds from long-term note payable – other	-	1,250,000
Net proceeds from issuance of common stock	1,162,209	2,402,180
Proceeds from issuance of convertible debt	1,296,000	-
Repayment of convertible debt	(310,283)	(20,000)
Repayment of short-term note payable – related party	(10,290)	-
Payment of accrued interest	(32)	-
Deferred financing costs	(244,000)	-
Net cash provided by financing activities – continuing operations	2,168,894	3,463,438
Net cash (used in) financing activities – discontinued operations	-	(40,800)
Net cash provided by financing activities	2,168,894	3,422,638

Net (decrease) increase in cash and cash equivalents	(143,915)	157,001

Cash and cash equivalent at beginning of the period	205,969	48,968
Cash and cash equivalent at end of the period	62,054	205,969

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$59,527	$-
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$90,000	$50,000
Conversion of Interest to Common Stock		7,863
Common stock issued for investment in Carbolosic		199,500
Issuance of warrants for future services		255,612
Common stock (returned) issued recorded for prepaid expense		(1,500,000)
Reversal of common stock issued for investment in discontinued operations		(14,024)
Common stock issued for future services	178,875	-
Warrants issued for future services	405,692	-
Rescinded warrants for future services	(255,612)

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

●	On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash and delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of September 30, 2015, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the Company has not paid the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

●	AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

On May 13, 2015, AMG Energy entered into a series of agreements with various unrelated third parties, wherein AMG Energy sublicensed the CTS technology to Naldogen (Pty) Ltd., an existing South African company, which will be renamed Carbolosic Energy SA PTY LTD (“Carbolosic SA”). Carbolosic SA shall be solely devoted to exploitation of the CTS technology in South Africa, Lesotho, Swaziland and Botswana and the term of the sublicense is coterminous with the master license (i.e. through July 1, 2032). The consideration for the grant of the sublicense is $25,000,000 (“License Fee”), which must be paid or guaranteed by March 1, 2016. In addition to the license fee, the sublicense holder will pay AMG Energy a royalty of 3.5% of the revenues on the first CTS plant developed and a 5.0% royalty on the revenues of additional plants developed. Until the $25,000,000 payment has been received, the Company does not consider all of the events required under the agreement to have been completed. Therefore the Company has not recorded and of the fee in the accompanying financial statements.

Contemporaneously, Carbolosic SA’s shareholders entered into an agreement whereby, among other matters, it was agreed that ownership of Carbolosic SA shall be 43.5% for Tes Projects (Pty) Ltd, a South African company (“Tes”), 24.5% for Spearhead Capital Ltd, a Seychelles company (“Spearhead”), 7.5% for Jupiter Trust, a South African Trust (“Jupiter”) and 24.5% for Alliance BioEnergy Plus, Inc. TES, Spearhead and Jupiter are all unrelated to the Company. The interests of Tes and Jupiter are delivered in consideration of the funding or guarantee of funding of the License Fee; Spearhead’s interest is in consideration of facilitating the Sublicense transaction; and the Company’s interest is in exchange for the delivery to Carbolosic SA of a 24.5% interest in one of the Company’s CTS sugar extracting plants to be developed in the United States.

In February 2016, due to economic and political turmoil in South Africa, members of Tes Projects (Pty) Ltd and Jupiter Trust resigned from management and from the Board of Carbolosic SA and returned all ownership interest in Carbolosic SA to the Carbolosic SA treasury. Spearhead Capital intends to continue operations of Carbolosic SA but at this time there is no guarantee that they will be successful in securing the needed funds or contracts to do so. The Company will evaluate its position in Africa in the coming months and decide on a path forward.

●

Carbolosic Plant 1 was created in October 2014 for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL. In March 2016, Carbolosic Plant 1 was sold to Carbolosic Energy 1, LLLP, a non-related third party, in exchange for satisfaction of the outstanding $1,250,000 loan between Carbolosic Plant 1 and Carbolosic Energy 1, LLLP.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $3,022,760 and may be unable to raise further equity. At December 31, 2015 the Company had incurred accumulated losses of $17,052,797 since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

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

The Company raised $2,402,180 for the year ended December 31, 2014 and an additional $1,162,209 in the year ended December 31, 2015.

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

Stock-based Compensation Valuation Methodology

Stock-based compensation resulting from the issuance of common stock is calculated by reference to the valuation of the stock on the date of issuance, the expense being recognized as the compensation is earned. Stock-based compensation expenses related to employee options and warrants granted to non-employees are recognized as the stock options and warrants are earned. The fair value of the stock options or warrants granted is estimated at the grant date, using the Black-Scholes option pricing model, and the expense is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant. The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes option pricing model on the basis of the fair value of the underlying common stock on the measurement date, adjusted for the unique characteristics of those equity instruments, using the assumptions noted in the table below. The fair value of the common stock is determined by the then-prevailing closing market price. Expected volatility was based on the historical volatility of the Company’s closing day market price per share. The expected term of options and warrants was based upon the life of the option, and the risk-free rate used was based on the U.S. Treasury Daily Yield Curve Rate.

The stock compensation issued for services during the year ended December 31, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the year ended December 31, 2015:

	3/3	4/16	5/26	5/27	6/15	6/30	7/14	7/27	8/1
Risk-free interest rate	1.09%	1.90%	1.54%	1.00%	1.10%	1.63%	1.67%	1.58%	1.54%
Expected life	3 years	10 years	5 years	3 years	3 years	5 years	5 years	5 years	5 years
Expected
dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	194.75%	193.54%	198.16%	198.28%	195.81%	193.88%	193.13%	191.57%	190.59%
ALLM common
stock fair value	$0.44	$0.18	$0.72	$0.62	$0.78	$0.55	$0.47	$0.47	$0.49

	8/6	9/1	9/8	9/11	9/30	10/1	11/1	12/1	12/11	12/31
Risk-free interest rate	1.62%	1.49%	1.53%	1.52%	1.37%	1.37%	1.52%	1.59%	1.25%	1.76%
Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	3 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	190.20%	187.53%	186.60%	186.00%	184.54%	184.33%	180.71%	177.74%	177.10%	175.11%
ALLM common stock
fair value	$0.49	$0.41	$0.40	$0.37	$0.47	$0.48	$0.49	$0.40	$0.39	$0.30

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

On May 13, 2015, The Company entered an agreement with Carbolosic SA’s shareholders whereby, among other matters, it was agreed that ownership of Carbolosic SA shall be 43.5% for Tes Projects (Pty) Ltd, a South African company (“Tes”), 24.5% for Spearhead Capital Ltd, a Seychelles company (“Spearhead”), 7.5% for Jupiter Trust, a South African Trust (“Jupiter”) and 24.5% for Alliance BioEnergy Plus, Inc. TES, Spearhead and Jupiter are all unrelated to the Company. The interests of Tes and Jupiter are delivered in consideration of the funding or guarantee of funding of the License Fee; Spearhead’s interest is in consideration of facilitating the Sublicense transaction; and the Company’s interest is in exchange for the delivery to Carbolosic SA of a 24.5% interest in one of the Company’s CTS sugar extracting plants to be developed in the United States. The Company’s investment in Carbolosic SA is accounted for using the equity method of accounting.

The following is a condensed balance sheet and statement of operations of the unconsolidated affiliates as of December 31, 2015 and 2014.

Condensed Balance Sheet of Non-Consolidated Affiliates

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$83	$1,000
TOTAL ASSETS	$83	$1,000

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$238,399	$35,000
Interest payable	12,864	1,218
Current notes payable	539,189	381,008
TOTAL CURRENT LIABILITIES	790,452	417,226

STOCKHOLDERS EQUITY
Accumulated deficit	(790,369)	(416,226)
TOTAL EQUITY	(790,369)	(416,226)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$83	$1,000

Condensed Statement of Operations of Non-Consolidated Affiliates

	For The Year Ended	For The Year Ended
	December 31, 2015	December 31, 2014
Revenues	$-	$-

Operating Expenses
Royalties	47,500	35,000
Legal fees	107,959	377,330
General and administrative	207,038	2,678
Total operating expenses	(362,497)	(415,008)

Other expenses
Interest expense	11,646	1,218
Total other expenses	(11,646)	(1,218)

Loss from operations	$(374,143)	$(416,226)

NOTE 5 – DEBT

Short Term Notes Payable—Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended. At December 31, 2015, there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum. As of December 31, 2015 and December 31, 2014, the total interest accrued on the note was $9,036 and $5,486 respectively.

In November 2015, the Company issued a short-term, unsecured note payable to a shareholder of the company. The principal amount of the note was $10,290, accrued interest at 5% per annum and had a term of one-year. On December 8, 2015, the note was paid in full along with $32 in interest.

Short Term Notes Payable – Other

On July 7, 2015, the Company entered into a six month (6) promissory note with St. George Investments, LLC with a face amount of $265,000 less an original issue discount of $65,000. This note does not accrue interest, however if the note is paid back within the first ninety (90) days, then $235,000 is due; if the note is paid back between day ninety-one (91) and one hundred thirty-five (135) then $250,000 is due; between day one hundred thirty-six (136) and one hundred eighty (180) the full balance of $265,000 is due. In the event of default, the note shall bear interest at the lesser of the rate of eighteen percent (18%) per annum or the maximum rate permitted by law compounding daily. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the company repaid this note in full. The total amount paid was $306,890, which represented a $265,000 principal balance and $41,890 in default interest and penalties.

Long Term Notes Payable – Other

During the year ended December 31, 2014, Carbolosic Plant 1, LLC, a wholly owned subsidiary, entered into an agreement with Carbolosic Energy 1, LLLP to begin receiving long term loans, pursuant to the U.S. EB-5 Immigrant Investor Program, to develop a CTS demonstration facility. These loans are to be issued in multiple advances, each in an amount greater than or equal to $500,000 up to the target loan amount of $33,000,000. The initial term on each of these loans is five (5) years from the date of each advance and bear interest at a rate of 4.31% per annum. The Company can earn a 0.51% rate discount if the first five years of interest due to lender is paid within 15 days of each advance. In addition, these loans may not be prepaid and are secured by all assets of the Company. As of December 31, 2014, the Company had received two (2) long term notes payable, with a combined principal balance of $1,250,000 and did not receive any notes during the year ended December 31, 2015. The company has taken advantage of the 0.51% rate discount on one of these notes payable, with a principal amount of $500,000, and issued a $95,000 interest payment to the Lender on December 9, 2014. As of December 31, 2015 and December 31, 2014, the remaining prepaid interest relating to this advance was $73,189 and $92,189 respectively. In January 2015, the Company made a $4,162 interest payment towards the second note. As of December 31, 2015 and December 31, 2014 the total accrued interest on the second note was $29,580 and $1,417 respectively. In March 2016, Carbolosic Plant 1 was sold to Carbolosic Energy 1, LLLP in exchange for satisfaction of the outstanding $1,250,000 loan and accrued interest.

Convertible Debt

On January 23, 2015, the Company entered into a convertible debenture with KBM Worldwide, Inc. with a principal balance of $89,000 due and payable on or before October 29, 2015. Thereafter, On February 26, 2015, the Company entered into a second convertible debenture with Vis Vires Group, Inc. with a principal balance of $54,000 due and payable on or before December 3, 2015 and again on May 6, 2015 the company entered into another convertible debenture with Vis Vires Group, Inc. with a principal balance of $64,000 due and payable on or before February 8, 2016. Each of the notes accrue interest at a rate of eight percent (8.0%) per annum and are convertible into the Company’s common stock, after 180 days, in whole or in part at the option of the holder at a conversion rate equal to the average of the three (3) lowest trading day prices during the ten (10) trading days preceding the conversion date, less a thirty-nine percent (39%) discount. Each of the notes also carries a prepayment penalty, increasing every 30 days from one hundred ten percent (110%) to one hundred thirty-five percent (135%) of the then outstanding principal and interest balance due, if the notes are paid back within the first one hundred eighty (180) days. After the first 180 days, the then outstanding principal and interest balance shall bear interest at a rate of twenty-two percent (22.0%) per annum and cannot be paid until maturity. On July 27, 2015, the Company repaid its January 23, 2015 convertible debenture held by KBM Worldwide, Inc. The total amount paid was $123,642, which represented an $89,000 principal balance and $34,642 in interest and penalties. On August 7, 2015 the Company repaid its February 26, 2015 convertible debenture held by Vires Group, Inc. The total amount paid was $74,723, which represented a $54,000 principal balance and $20,723 in interest and penalties. On November 2, 2015 the Company repaid its May 6, 2015 convertible debenture held by Vis Vires Group, Inc. The total amount paid was $88,757, which represented a $64,000 principal balance and $24,757 in interest and penalties.

On June 30, 2015, the Company entered into a convertible debenture with Iconic Holdings, LLC with a principal balance of $165,000 due on or before June 30, 2016. This note provides for “guaranteed” interest of ten percent (10.0%) of the principal balance outstanding. In addition to the “guaranteed” interest, in the event of default additional interest will accrue at the rate equal to the lower of eighteen percent (18.0%) per annum or the highest rate permitted by law. This note can only be prepaid within the first 180 days along with a prepayment penalty of one hundred ten percent (110%) and increasing ten percent (10%) every sixty (60) days to a maximum of one hundred thirty percent (130%). After 180 days, the note can be converted into the Company’s common stock at a conversion rate equal to sixty percent (60%) of the lowest trading price during the preceding 15 consecutive trading days prior to date of conversion. In addition, in order to obtain this note, the Company issued Iconic Holdings, LLC a five (5) year common stock purchase warrant agreement for up to 50,000 shares with an exercise price of $0.75 per share. These warrants are fully granted and vested at time of issuance and are being amortized over the life of the agreement. As of December 31, 2105, the total accrued interest on the note was $16,775. In January 2016, Iconic Holdings, LLC converted $95,000 of the principal balance into 891,042 shares of unrestricted common stock and the remaining balance of the note was repaid in full. The total amount paid was $140,950, which represented a $70,000 principal payment and $70,950 in interest and penalties.

On July 10, 2015, the Company entered into a convertible debenture with JSJ Investments, Inc with a principal balance of $150,000 due on or before January 10, 2016. The note accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock one hundred eighty (180) days after the maturity date, in whole or in part at the option of the holder at a conversion price equal to the lower of $0.24 or the lowest trading day price during the twenty (20) trading days preceding the conversion date, less a forty-five percent (45%) discount. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty percent (130%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred twenty (120) the premium increases to one hundred forty percent (140%) and if paid between day one hundred twenty-one and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the interest rate shall adjust to eighteen percent (18%) per annum and compound quarterly. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. As of December 31, 2015, the total accrued interest on the note was $8,581. This note was not repaid at maturity and is in default, however it cannot be converted until 180 days after the maturity date.

On July 10, 2015 the Company entered into a secured convertible debenture with Group 10 Holdings, LLC with a principal balance of $275,000, less a ten percent (10%) original issue discount and is due on or before July 10, 2016. Group10 Holdings, LLC was granted a security interest in the South African agreement sub-licensed by AMG Energy Group. This note accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company common stock one hundred eighty (180) days after the issuance date in whole or in part at the option of the holder at a conversion price equal to forty-two cents ($0.42); provided, however, that if the closing price is less than forty cents ($0.40) for any three (3) consecutive trading days, then the conversion price shall adjust to the lowest trading day price during the thirty-five (35) trading days prior, less a forty-five percent (45%) discount. Repayment of the note includes a prepayment penalty if the note is paid back within the first one hundred eighty (180) days and cannot be repaid after day one hundred eighty (180) without the holders consent. The prepayment penalty if paid back within the first ninety (90) days is equal to one hundred five percent (105%) of the principal balance; paid between day ninety-one (91) and day one hundred twenty (120) the prepayment penalty is equal to one hundred fifteen percent (115%) of the principal balance; paid between day one hundred twenty-one (121) and day one hundred seventy-nine (179) the prepayment penalty increases to one hundred twenty-five percent (125%) of the principal balance. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. As of December 31, 2105, the total accrued interest on the note was $15,460. On January 13, 2016, Group 10 Holdings, LLC converted $20,000 of its principal balance into 157,418 shares of unrestricted common stock. On January 20, 2016, the Company satisfied the debenture in full with a payment of $340,468, which represented a $255,000 principal payments and $85,068 in interest and penalties.

On July 27, 2015, the Company entered into a convertible debenture with Adar Bays, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the twenty (20) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. As of December 31, 2105, the total accrued interest on the note was $3,441. In January 2016, the Company paid the debenture in full with a payment of $149,022, which represented a $100,000 principal payment and $49,022 in interest and penalties.

On July 27, 2015, the Company entered into a convertible debenture with Union Capital, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the twenty (20) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. As of December 31, 2105, the total accrued interest on the note was $3,441. In January 2016, the Company paid the debenture in full with a payment of $148,748, which represented a $100,000 principal payment and $48,748 in interest and penalties.

On July 27, 2015, the Company entered into a convertible debenture with LG Capital Funding, LLC with a principal balance of $105,000 due on or before March 27, 2016. The note accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the fifteen (15) trading days preceding the conversion date. The note also carries a payment premium, wherein if the note is paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest is due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increases to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increases to one hundred forty-five percent (145%). After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon and event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. As of December 31, 2105, the total accrued interest on the note was $3,613. In January 2016, the Company paid the debenture in full with a payment of $156,462, which represented a $105,000 principal payment and $51,462 in interest and penalties.

On August 10, 2015, the Company entered into a convertible debenture with Vis Vires Group, Inc. with a principal balance of $104,000 due and payable on or before May 4, 2016. The note accrues interest at a rate of eight percent (8.0%) per annum and is convertible into the Company’s common stock, after 180 days, in whole or in part at the option of the holder at a conversion rate equal to the average of the three (3) lowest trading day prices during the ten (10) trading days preceding the conversion date, less a thirty-nine percent (39%) discount. The note also carries a prepayment penalty of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the notes are paid back within the first one hundred eighty (180) days. After the first 180 days, the then outstanding principal and interest balance shall bear interest at a rate of twenty-two percent (22.0%) per annum and cannot be paid until maturity. As of December 31, 2105, the total accrued interest on the note was $3,054. In January 2016, the Company paid the debenture in full with a payment of $139,303, which represented a $104,000 principal payment and $35,303 in interest and penalties.

On October 29, 2015, the Company entered into a thirty (30) day convertible debenture with a shareholder of the Company with a $90,000 principal balance. The note does not accrue interest and is convertible into 250,000 shares of the Company’s common stock if it is not repaid at maturity. On December 8, 2015 the principal balance of $90,000 was converted into 250,000 shares of the Company’s common stock.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is one hundred ten million (110,000,000), one hundred million (100,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of December 31, 2015, the Company had 41,084,279 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

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

During the fiscal year ended December 31, 2014, the Company entered into a common stock purchase warrant agreement with EraStar, Inc. whereby it issued a warrant to purchase 500,000 shares of Common Stock for a period of five (5) years at an exercise price of $1.00 per share. Using a Black-Scholes asset pricing model, this agreement was valued at $278,850 and was being amortized over the life of the agreement. In April 2015, the Company received notice that EraStar, Inc. terminated this agreement and returned 100,000 shares of Company common stock for cancellation and also forfeited the warrant agreement to purchase 500,000 shares of common stock, which has a remaining value of 255,612.

In February 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of Common Stock, one (1) three-year Series A Warrant convertible to .5 Common Share at an exercise price of $0.75 and one (1) three-year series B Warrant convertible to .5 Common Share at an exercise price of $1.50. As of December 31, 2015, the Company has sold 2,460,199 units for aggregate proceeds of $850,209. The offering is ongoing.

In November 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of Common Stock, one (1) three-year Series C Warrant convertible to .5 Common Share at an exercise price of $0.45 and one (1) three-year series D Warrant convertible to .5 Common Share at an exercise price of $0.65. As of December 31, 2015, the Company has sold 960,897 units for aggregate proceeds of $312,000. The offering is ongoing.

In the year ended December 31, 2015, the Company canceled a net of 997,555 shares of common stock in connection with certain ongoing litigation. 497,555 shares were canceled in connection with a certain acquisition and 500,000 shares issued for services were also canceled.

In the year ended December 31, 2015, the Company issued an aggregate of 1,670,000 shares of its common stock for services valued at $850,400 and received $5,000 worth of services for stock subscriptions receivable.

In the year ended December 31, 2015, the Company issued an aggregate of 2,130,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $1,306,993. These warrant agreements have terms ranging from three years (3) to five years (5) with exercise prices ranging from forty cents ($0.40) to one dollar fifty cents ($1.50) per share.

In the year ended December 31, 2015, the Company issued an aggregate of 500,000 shares of its common stock valued at $240,000 in accordance with its 2012 Employee, Director Stock Plan.

In the year ended December 31, 2015, the Company issued options to its independent directors to purchase an aggregate of 425,690 shares of common stock for a period of three (3) years at average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 1,875,000 shares of common stock at an average exercise price of $0.45 and terms ranging from three (3) to ten (10) years. 1,541,666 of these options are vested, with the remaining 333,334 vesting in the first quarter of 2016. Using a Black-Scholes asset pricing model, these agreements were valued at $625,575.

In the year ended December 31, 2015, a $90,000 convertible note converted to 250,000 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

NOTE 7 – SEGMENT INFORMATION

	December 31,
	2015	2014
Revenue:
Alliance BioEnergy Plus, Inc.	$-	$-
Carbolosic Plant 1, LLC	-	-
AMG Energy Group, LLC	-	-
Central Florida Institute of Science and Technology, Inc.	-	-
Total Revenue	-	-

Net Operating Losses
Alliance BioEnergy Plus, Inc.	$5,119,008	7,725,009
Carbolosic Plant 1, LLC	66,664	27,281
AMG Energy Group, LLC	221,127	282,652
Central Florida Institute of Science and Technology, Inc.	419,642	88
Total Net Losses	5,826,441	8,035,030

Total Assets:
Alliance BioEnergy Plus, Inc.	$728,575	447,634
Carbolosic Plant 1, LLC	130,789	279,044
AMG Energy Group, LLC	7,444,581	7,509,002
Central Florida Institute of Science and Technology, Inc.	520,711	86,003
Total Net Assets	8,824,656	8,321,683

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2015 and 2014 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2015	December 31, 2014
Statutory federal income tax rate	-34%	-34%
State income tax, net of federal benefits	-6%	-6%
Valuation Allowance	40%	40%
Income tax provision (benefit)	0%	0%

The benefit for income tax is summarized as follows:

	Years Ended
	December 31, 2015	December 31, 2014
Federal
Current	$-	$-
Deferred	(1,647,120)	(3,331,666)
State
Current	-	-
Deferred	(290,668)	(587,941)
Change in valuation allowance	1,937,788	3,919,607
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2015 and 2014 are as follows:

	Years Ended
	December 31, 2015	December 31, 2014
Deferred tax asset
Net operating loss carryovers	$6,821,119	$4,883,331
Total deferred tax assets	6,821,119	4,883,331
Valuation Allowance	(6,821,119)	(4,883,331)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2015 and 2014, the Company had $17,052,797 and $12,208,326 of Federal net operating loss carryovers (“NOLs”) which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business.

Leases

In August 2015, the Company renewed its lease for a period of thirty-six (36) months from August 5, 2015 through July 31, 2018. Annual rent commenced at approximately $48,925 per annum and increases on a year-to-year basis by three percent (3%) over the Base Year. In addition, the Company is obligated to pay an amount equal to 3.76% of the operating expenses of the building together with sales tax on all amounts.

In connection with the renewed lease agreement for the corporate office location, the Company agreed to cancel its lease for additional office space at the same location. This lease period was for fifty-four (54) months from May 1, 2014 through October 31, 2018. The rent commencement date was November 1, 2014 and annual rent commenced at approximately $51,338 per annum and increased on a year-to-year basis by three percent (3%) over the Base Year.

EK Laboratories leases office and warehouse space in Longwood, FL, which serves as the Company’s research and demonstration facility. The lease period is for thirty-six (36) months from February 1, 2015 through January 31, 2018. Annual rent commences at approximately $70,620 per annum and increases on a year-to-year basis by five percent (5%) over the prior year.

Rent expense for the year ended December 31, 2015 and December 31, 2014 was $122,165 and $90,396 respectively.

As of December 31, 2015, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2016	118,892
2017	120,380
2018	36,055
2019	-

TOTAL	$275,327

NOTE 10 – RELATED PARTY TRANSACTIONS

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

4) In November 2015, the Company issued a short-term, unsecured note payable to a shareholder of the company. The principal amount of the note was $10,290, accrued interest at 5% per annum and had a term of one-year. On December 8, 2015, the note was paid in full along with $32 in interest.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	December 31,	December 31,
	2015	2014
Carrying amounts of major classes of assets included as part of discontinued
operations
Prepaid expenses	-	11,263
Total assets of the discontinued operation	$-	$11,263

Carrying amounts of major classes of liabilities included as part of discontinued
operations
Accounts payable and accrued liabilities	$36,148	$733,762
Total liabilities of the discontinued operation	$36,148	$733,762

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	December 31,
	2015	2014
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	$-	$36,540
Cost of Sales	-	(23,189)
Selling, general and administrative	(31,731)	(991,103)
Interest expense	-	(738)
Loss on impairment	-	(924,040)
Debt forgiveness from legal settlement	700,000
Loss from discontinued operations	$668,269	$(1,902,530)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

In January 2016, the Company sold 500,000 units for $89,000 in connection with its 3rd round offering.

In January 2016, the Company issued 415,000 shares of common stock for services valued at $164,500.

In January 2016, Iconic Holdings, LLC converted $95,000 of the convertible debenture’s principal balance into 891,042 shares of unrestricted common stock and the remaining balance of the note was repaid in full. The total amount paid was $140,950, which represented a $70,000 principal payment and $70,950 in interest and penalties.

In January 2016, Group 10 Holdings, LLC converted $20,000 of the convertible debenture’s principal balance into 157,418 shares of unrestricted common stock and the remaining balance of the debenture was paid in full with a payment of $340,468, which represented a $255,000 principal payments and $85,068 in interest and penalties.

In January 2016, the Company paid the Adar Bays, LLC convertible debenture in full with a payment of $149,022, which represented a $100,000 principal payment and $49,022 in interest and penalties.

In January 2016, the Company paid the Union Capital, LLC convertible debenture in full with a payment of $148,748, which represented a $100,000 principal payment and $48,748 in interest and penalties.

In January 2016, the Company paid the LG Capital, LLC convertible debenture in full with a payment of $156,462, which represented a $105,000 principal payment and $51,462 in interest and penalties.

In January 2016, the Company paid the St George Investments, LLC short term note in full with a payment of $306,890, which represented a $265,000 principal balance and $41,890 in interest and penalties.

In January 2016, the Company paid the Vis Vires Group, Inc convertible debenture in full with a payment of $139,303, which represented a $104,000 principal payment and $35,303 in interest and penalties.

In March 2016, the Company sold 7,435,570 shares of common stock along with 9,000,000 warrants for $1,531,470 in connection with its 5th round offering. These shares were issued with certain anti-dilution protection.

In March 2016, the Company sold Carbolosic Plant 1, LLC to Carbolosic Energy 1, LLLP in satisfaction of the loans made to Carbolosic Plant 1, LLC that totaled in aggregate $1,250,000.

In March 2016, the board of directors appointed Joseph Walsh as a member of the board.

In March 2016, Mark Koch resigned from the board of directors.

In March 2016, JSJ Investment, Inc. converted $25,000 of its convertible debt for 195,924 shares of unrestricted common stock. The conversion violated the terms of the debt agreement and the Company and its counsel have notified JSJ of the violation of the agreement and fully intend to recoup all of the issued shares.

Through the date of filing, the Company sold 1,225,001 units for $294,000 in connection with its 4th round offering.

ITEM 9. –	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

Name	Age	Position and Offices
Daniel de Liege	49	Chief Executive Officer, President and Director
Charles F. Sills	71	Director
George D. Bolton	66	Director
Joseph Walsh	65	Director

Daniel de Liege became President, Secretary and a director of the Company in April 2012 and became Chief Financial Officer in April 2014. He has also served as Chief Executive Officer of the Company from April 2012 through February 2015 and April 2015 to present. Prior to founding the Company, Mr. de Liege has been the President and CEO of Prelude Pictures since 1997. Prior to that Mr. de Liege was President of 24/7 Entertainment from 1994 until 1997. Mr. de Liege attended Palm Beach State College and is on the Board of Directors of The Timothy Initiative, a not for profit organization.

Charles F Sills became a director of the Company in July 2015. Mr. Sills has extensive experience planning and directing international industrial, infrastructure, environmental and energy initiatives, having served as a member of the Danube Task Force, the governing council that ran the Danube Basin Environmental Restoration Program led by the World Bank, the European Bank for Reconstruction & Development and the UN Development Program, involving 13 countries from Austria to Moldova. He also served on the Japan-U.S. Joint Fund for Social & Economic Development in Central/Eastern Europe, the Helsinki Commission focused on the environmental clean-up of the Baltic Sea, the Kaliningrad Defense Conversion Initiative, and the NGO Delegation to NAFTA, where he helped draft the Environmental Supplements. Mr. Sills was responsible for securing major funding support for the Smithsonian Institute's biodiversity preservation/cancer cure research program in Brazil's Amazon region; for the Sassari, Sardinia symposium on ozone depletion organized by the International Council of Scientific Unions; and for the White House Presidential Awards program sponsored by the President's Council on Sustainable Development.

Mr. Sills has been engaged in the renewable energy sector since the 1980’s, when he led the Martin Marietta Aerospace (now Lockheed Martin) team that won the contract for and installed the world’s largest (at that time) solar photovoltaic energy installation, under a pilot program co-funded by the U.S. and Saudi Arabian Governments; researched and wrote a worldwide survey of renewable energy technologies and commercialization opportunities; and testified before Congress on the need for pro-active U.S. Government support for advanced renewable energy R&D and demonstration programs. Currently, he serves on both the Defense & Security Advisory Committee and the International Advisory Committee for the American Council on Renewable Energy (ACORE); and serves as a Board Member and Advisor on Energy and Environment for the Eurasia Center/Eurasian Business Coalition, where he has planned and moderated conferences on “Doing Business with the BRICS (Brazil, Russia, India, China and South Africa)”, and energy and infrastructure investment opportunities associated with the “New Silk Road”.

He has extensive experience in Government Contracting, and an advocate for Small Business access to Federal and Military contracting opportunities, serving as a member of the U.S. Chamber of Commerce's Small Business Council, and an observer to the White House sponsored Inter-Agency Task Force on Veterans Business Development. He is President of FED/Contracting LLC, a consultancy that assists Small Businesses in partnering with Prime Contractors, and helps the Prime Contractors qualify Veteran and Minority vendors as teammates for project opportunities with mandated Diversity Supplier content. Based on the U.S. Defense Dept. ‘Mentor-Protégé’ program that he managed, Trillacorpe Construction, a Service-Disabled Veteran-Owned Small Business, was awarded the 2010 Defense Department Nunn-Perry Award for "superior performance in the areas of business growth and return on investment, Government contracting, technical performance and quality management".

George D. Bolton became a director of the Company in July 2015. Prior to becoming a director of the Company, Mr. Bolton is a seasoned business professional with significant experience in production agriculture. From the management of fertilizer and chemical plants, to the development and integration of a precision farming system for a national fertilizer and chemical distribution company, George has worked to develop and integrate new technologies for agriculture.

Recognizing the impact carbon intensity would have on agriculture, Mr. Bolton was one of the founders of AgCert International, and co-author of the first agricultural baseline methodology approved by the United Nations Framework Convention on Climate Change (UNFCC) AM0016: Greenhouse gas mitigation from improved animal waste management systems in confined animal feeding operations. Under his direction this methodology was the catalyst which allowed AgCert International to construct over 725 biodigesters impacting more than 94% of the qualifying concentrated animal feeding operations in Mexico and Brazil. The construction and operation of these biogiesters dramatically improved each farms local environment impact while also lowering their carbon intensity. The cooperation between AgCert and the local farmers enabled the use of the Clean Development Mechanism of the UNFCC to produce and market millions of certified emissions for the purchasers, as well as covering the costs of each farms biodigesters.

Joseph Walsh became a director of the Company in March 2016. Mr. Walsh has been a principal of United States Regional Economic Development Authority since its founding in February 2009. Throughout his career of more than thirty years he has managed and owned public and private corporations in the US, Canada and the UK. Mr. Walsh was formally trained as an Electrical Engineer, but started his career with successful ventures in the fields of Marketing and Advertising. In the late 1990s and early 2000s, Mr. Walsh founded several startup computer and graphics firms, and served as President and CEO for each company as he brought them to the public markets. He subsequently managed numerous successful mergers of public companies, and has accumulated extensive experience in merger and acquisition strategy as a result.

Audit Committee and Audit Committee Financial Expert

The Company does not currently have a functioning audit committee and the Company’s entire board of directors handles the functions that would otherwise be handled by an audit committee. The company expects to designate an audit committee of its board of directors in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2015, all reports required to be filed were filed on a timely basis.

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

ITEM 11. – EXECUTIVE COMPENSATION

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

The following table sets forth the compensation paid by the Company to its officers and directors for the fiscal years ended December 31, 2015, 2014, 2013 and 2012. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to its named executive officers and directors.

							Non-
						Non-	Qualified
						Equity	Deferred
Principal				Stock	Option	Incentive	Comp on
Position	Year	Salary	Bonus	Awards	Awards	Plans	Earnings	Other	Total
Daniel de Liege	2015	240,000	3,508	-	-	-	-	-	$243,508
(President / CEO)	2014	200,000	-	-	-	-	-	-	$200,000
	2013	-	-	-	-	-	-	25,000	$25,000
	2012	-	-	-	-	-	-	12,950	$12,950

Mark Koch (2)	2015	-	-	-	-	-	-	-	-
(Former Director)	2014	200,000	-	-	-	-	-	-	$200,000

Charles F. Sills	2015	18,333	-	-	45,641	-	-	-	$63,974

George D. Bolton	2015	-	-	-	65,576	-	-	-	$65,576

Joseph McNaney	2015	-	-	-	767,705	-	-	-	$767,705
(Former Director)	2014	180,000	-	4,200,000 (1)	-	-	-	-	$4,380,000

(1)	The stock award was rescinded in February 2015
(2)	A company owned by Mark Koch entered into a consulting agreement with the Company in January 2015, calling for monthly payments of $20,000

Outstanding Equity Awards at Fiscal Year End

None of the Company’s executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2015. A director of the Company was granted 4,000,000 shares of common stock for consulting services valued at $4,200,000 during the fiscal year ended December 31, 2014, however this award was rescinded in February 2015 and replaced with two (2) warrant agreements to purchase an aggregate of 2,000,000 shares of common stock at exercise prices ranging from $0.40 to $0.65 with five (5) year terms. The warrant agreements were valued at $767,705.

In March 2015, the Company’s Board of Directors approved a resolution to compensate the board’s independent directors with cash or equity per quarter under the Company’s 2012 Employee, Director Stock Plan. During the fiscal year ended December 31, 2015, the company has issued to its current and former independent directors, eight (8) options to purchase an aggregate of 425,690 shares of common stock for a period of three (3) years at an average exercise price of $0.45

In January 2016, the Company’s Board of Directors approved a resolution to compensate the Company’s CEO with 250,000 fully vested warrants at an exercise price of $0.30 for a period of five (5) years.

Additional Narrative Disclosures

A majority of the Company’s employees, including its executive officers, have entered into employment contracts with the company. The company does not offer any benefits package, deferred compensation or retirement plan at this time.

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

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of the date of filing, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	No of Shares (2)	% Owned (1)	Capacity
Daniel de Liege	5,337,005	7.349%	Chief Executive Officer,
400 N. Congress Ave., Suite 130			President and Director
West Palm Beach , FL 33401

Joseph Walsh (5)	20,944,308	28.840%	Director
400 N. Congress Ave., Suite 130
West Palm Beach, FL 33401

Charles F. Sills	100,000	**	Director
400 N. Congress Ave., Suite 130
West Palm Beach, FL 33401

George D. Bolton	157,506	**	Director
400 N. Congress Ave., Suite 130
West Palm beach, FL 33401

All officers and directors as a group (four persons)	26,538,819	36.544%

Mark W. Koch (3)	4,219,175	5.810%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach, FL 33401

Johan Sturm (4)	4,893,783	6.739%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach, FL 33401

** less than one percent

(1)	This table is based upon 51,708,310 shares of common stock issued and outstanding and 20,913,457 warrants and options vested and exercisable as of the date of filing.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.
(3)	Includes 1,666,142 Shares owned by Mark W. Koch, 1,505,577 shares owned by MWK Holdings, Inc., 500,000 shares owned by MWK Holdings 1, LLC, and 678,580 shares owned by CTWC, LLC., the beneficial owner of which is Mark Koch.
(4)	Includes 2,899,766 shares owned by Willem Johan Sturm and Marie M Veronique Sturm and 2,005,132 shares owned by Animated Family Films, Inc., the beneficial owner of which is Johan Sturm. Johan Sturm resigned as a director of the Company on November 10, 2014.
(5)	Includes 6,638,821 shares and 6,087,702 fully vested and exercisable warrants owned by United States Regional Economic Development Authority, LLC and 3,717,785 shares and 4,500,000 fully vested and exercisable warrants owned by Carbolosic Energy 1, LLLP of which the beneficial owner is Joseph Walsh.

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

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

1. In January 2015, the Company entered into a consulting agreement with Prelude Motorsports, Inc. calling for semi-monthly payments of $10,000. Under the terms of the consulting agreement, the consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development

2. Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended. At September 30, 2015, there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum.

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

4. In December 2014, EK Laboratories, Inc. (“EK”), a Florida corporation, was created as a wholly owned subsidiary of AMG Energy Group, LLC. EK was created to operate as a research facility to further develop the CTS technology and develop new emerging technologies. AMG Energy Group, LLC is owned 51% by the Company and 43% is owned by AMG Energy Solutions, Inc, of which Daniel de Liege and Mark W. Koch are principals.

5. In November 2015, the Company issued a short-term, unsecured note payable to a shareholder of the company. The principal amount of the note was $10,290, accrued interest at 5% per annum and had a term of one-year. On December 8, 2015, the note was paid in full along with $32 in interest.

Director Independence

The Company currently has three (3) independent directors within the meaning of Nasdaq Marketplace Rule 4200. Although there are only three (3) independent directors, due to the business and financial expertise of the CEO, the company feels that the current board can competently perform the functions that an independent Board of Directors would provide.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, Paritz & Co. P.A. for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2015 and review its interim financial statements for the first, second and third quarters of 2016 will be approximately $40,000 The aggregate fees billed by the Company’s auditors, Paritz & Co P.A., for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2014 and review its interim financial statements for the first, second and third quarters of 2015 were approximately $40,000.

Audit Related fees

During the past fiscal year, no fees were billed or incurred for assurance or related services by the Company’s auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During the past fiscal year, $4,500 was billed by the Company’s auditors for tax preparation fees for the fiscal year ended December 31, 2015.

All Other Fees

During the past fiscal year, no other fees were billed or incurred for services by the Company’s auditors other than the fees noted above. The Company’s board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of its auditors.

The Board of Directors Preapproval Policies

The Company does not currently have a functioning audit committee and the Company’s entire board of directors handles the functions that would otherwise be handled by an audit committee. The company expects to designate an audit committee of its board of directors in the near future. Before an independent auditor is engaged by the Company to render audit or non-audit services, the Company’s board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Company’s board of directors regarding its engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, its board of directors is informed of each service provided, and such policies and procedures do not include delegation of its board of directors' responsibilities under the Exchange Act to its management. The Company’s board of directors may delegate to one or more designated members of its board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If the board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2015, 100% of audit-related services, tax services and other services performed by the Company’s independent auditors were pre-approved by its board of directors.

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

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Paritz & Co. P. A., Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and December 31, 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014

Notes to the Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit
31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance BioEnergy Plus, Inc.
(Registrant)

By	/s/ Daniel de Liege

Daniel de Liege
Chief Executive Officer, President and
Secretary (Principal Executive Officer)

Date	April 13, 2016

By	/s/ Daniel de Liege

Daniel de Liege
Chief Financial Officer (Principal Financial and
Accounting Officer)

Date	April 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Daniel de Liege

Daniel de Liege
Chief Executive Officer, Chief Financial
Officer, President, Secretary and Director

Date	April 13, 2016

By	/s/ Joseph Walsh

Joseph Walsh
Director

Date	April 13, 2016

By	/s/ George D. Bolton

George D. Bolton
Director

Date	April 13, 2016

By	/s/ Charles F. Sills

Charles F. Sills
Director

Date	April 13, 2016