Form 10-Q
period 2016-03-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2016-05-13
CIK 1549145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2016

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

Common Stock $.001 par value

There were 52,166,742 shares of common stock outstanding as of May 13, 2016

TABLE OF CONTENTS
_______________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$61,164	$62,054
Prepaid expenses	355,571	743,738
Deferred financing costs	-	54,278
TOTAL CURRENT ASSETS	416,735	687,844
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION
OF $77,968 AND $59,919 AT MARCH 31, 2016 AND DECEMBER 31, 2015,
RESPECTIVELY	298,726	310,576
Other assets
Security deposits	18,965	18,965
Capitalized costs	202,021	202,021
Investment in and advances to unconsolidated affiliates	7,472,943	7,433,024
TOTAL OTHER ASSETS	7,693,929	7,654,010
TOTAL ASSETS	$8,409,390	$8,824,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$275,060	$387,442
Payable relating to an acquisition – related party	2,031,258	2,031,258
Short term note payable – related party	71,000	71,000
Short term note payable – other	-	265,000
Convertible debentures	150,000	999,000
Interest payable – related party	9,921	9,036
Interest payable – other	89,055	83,946
Current liabilities of discontinued operations	36,148	36,148
TOTAL CURRENT LIABILITIES	2,662,442	3,882,830
Long term liabilities
Long term note payable – Other	-	1,250,000
TOTAL LONG TERM LIABILITIES	-	1,250,000
TOTAL LIABILITIES	$2,662,442	$5,132,830

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,708,310 shares issued and
outstanding at March 31, 2016 and 41,084,279 shares issued and outstanding at December 31, 2015	51,708	41,084
Stock subscription receivable	(5,000)	(5,000)
Additional paid-in capital	23,889,462	21,160,997
Accumulated deficit	(17,738,528)	(17,052,797)
Total stockholders' equity	6,197,642	4,144,284
Non-controlling interest	(450,694)	(452,458)
TOTAL EQUITY	$5,746,948	$3,691,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,409,390	$8,824,656

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$-	$-

Operating expenses:
General and administrative	1,281,623	1,019,255
Total operating expenses	1,281,623	1,019,255

Loss from operations:	(1,281,623)	(1,019,255)

Other (income) expense:
Equity loss in unconsolidated affiliates	41,330	39,590
Amortized conversion feature	92,440	-
Gain on sale of subsidiary	(1,163,609)	-
Interest expense – related party	885	875
Interest expense and prepayment penalties – other	428,100	14,098
Total other (income) expense	600,854	(54,563)

Loss from continuing operations:	$(680,769)	$(1,073,818)

Discontinued operations:
Loss from operations	3,198	21,640
Debt forgiveness	-	(700,000)
Income (Loss) on discontinued operations:	$(3,198)	$678,360

Net loss:	(683,967)	(395,458)
Net loss attributable to non-controlling interest:	1,764	(37,209)
Net loss attributable to Company:	$(685,731)	$(358,249)

Basic and diluted net loss per share:
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	$-	$0.02
Net loss per share:	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted	44,472,179	38,664,814

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net loss from continuing operations	(680,769)	(1,073,818)
Net income (loss) from discontinued operations	(3,198)	678,360
Net loss	$(683,967)	$(395,458)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	18,049	5,774
Amortization of non-cash compensation	450,116	-
Deferred financing costs	54, 278	-
Sale of subsidiary	(1,163,609)	-
Beneficial conversion feature	92,440	-
Stock based compensation for services	44,499	227,784
Issuance of warrants for services	56,654	-
Stock based compensation awarded under employee, director plan	-	240,000
Issuance of options awarded under employee, director plan	190,720	-
Equity loss in unconsolidated affiliates	41,330	39,590
Changes in operating assets and liabilities
Prepaid expenses	8,092	99,136
Accrued interest - other	41,596	-
Accounts payable and accrued liabilities	14,364	33,941
Net cash (used in) operating activities – continuing operations	(832,240)	(427,593)
Changes in discontinued operations assets and liabilities
Accounts payable and accrued liabilities	-	13,649
Legal settlement relating to an acquisition	-	(700,000)
Net cash (used in) operating activities – discontinued operations	(3,198)	(7,991)
Net cash (used in) operating activities	(835,438)	(435,584)

Cash flows from investing activities
Purchase of property and equipment	(6,199)	(185,611)
Security deposit	-	(15,965)
Investment in and advances to an unconsolidated affiliate	(81,249)	(63,980)
Net cash (used in) investing activities – continuing operations	(87,448)	(265,556)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(87,448)	(265,556)

Cash flows from financing activities
Net proceeds from issuance of common stock	1,914,470	533,000
Proceeds from issuance of convertible debt	-	143,000
Payment of convertible debt	(734,000)	-
Payment of short-term note payable – other	(265,000)	-
Disgorgement fees	6,526	-
Net cash provided by financing activities – continuing operations	921,996	676,000
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	921,996	676,000

Net (decrease) in cash and cash equivalents	(890)	(25,140)

Cash and cash equivalent at beginning of the period	62,054	205,969
Cash and cash equivalent at end of the period	$61,164	$180,829

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$422,991	$14,973
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$333,301	$-
Common stock issued for future services	120,001	-
Warrants issued for future services	72,918	-

See accompanying notes to financial statements

ALLIANCE BIOENERGY PLUS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2016

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

Plan of Operation

The Company is focused on one industry – Renewable Energy. Through its wholly-owned subsidiary, AMG Renewables, LLC, which in turn owns controlling interests in AMG Energy Group, LLC, and Ek Laboratories, Inc., the Company has a strategy that includes growth in its energy-related activities as well as mergers and acquisitions and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

AMG RENEWABLES, LLC

AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), is a wholly-owned subsidiary of the Company, created for the purpose of managing and developing the Company’s renewable energy technology enterprises. AMG Renewables had one wholly-owned subsidiary, Carbolosic Plant 1, LLC, a Florida limited liability company (“Carbolosic Plant 1”), and two majority owned subsidiaries, AMG Energy Group, LLC, a Florida limited liability company (“AMG Energy”) and Ek Laboratories, Inc., a Florida corporation (“EK”) formerly known as Central Florida Institute of Science and Technology, Inc.

●

On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash and delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of March 31, 2016, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the Company has not paid the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

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

On May 13, 2015, AMG Energy entered into a series of agreements with various unrelated third parties, wherein AMG Energy sublicensed the CTS technology to Naldogen (Pty) Ltd., an existing South African company, which will be renamed Carbolosic Energy SA PTY LTD (“Carbolosic SA”). Carbolosic SA shall be solely devoted to exploitation of the CTS technology in South Africa, Lesotho, Swaziland and Botswana and the term of the sublicense is coterminous with the master license (i.e. through July 1, 2032). The consideration for the grant of the sublicense is $25,000,000 (“License Fee”), which was to be paid or guaranteed by March 1, 2016. In addition to the license fee, the sublicense holder will pay AMG Energy a royalty of 3.5% of the revenues on the first CTS plant developed and a 5.0% royalty on the revenues of additional plants developed. Until the $25,000,000 payment has been received, the Company does not consider all of the events required under the agreement to have been completed. Therefore the Company has not recorded and of the fee in the accompanying financial statements.

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

●

Carbolosic Plant 1 was created in October 2014 for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL. In March 2016, Carbolosic Plant 1 was sold to Carbolosic Energy 1, LLLP, a non-related third party, in exchange for satisfaction of the outstanding $1,250,000 loan and accrued interest between Carbolosic Plant 1 and Carbolosic Energy 1, LLLP.

●

EK, was created in December 2014 under the name Central Florida Institute of Science and Technology, Inc. and changed its name to Ek Laboratories, Inc. on June 05, 2015. EK was formed as a wholly owned subsidiary of AMG Energy, to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies.

The Company believes that its management and consultants have significant experience in the bio-fuels, renewable energy and chemical manufacturing industries. As of the date of filing, the Company has not generated any revenues from its renewable energy business.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $2,245,707 and may be unable to raise further equity. At March 31, 2016 the Company had incurred accumulated losses of $17,738,528 since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Through its private offerings, the Company raised $3,730,390 from inception through December 31, 2015 and raised an additional $1,914,470 in the three months ended March 31, 2016.

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

The stock compensation issued for services during the three months ended March 31, 2016, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the three months ended March 31, 2016:

	01/01/16	01/04/16	01/25/16	02/01/16	03/01/16	03/25/16	03/31/16
Risk-free interest rate	1.76%	1.73%	1.47%	1.38%	1.31%	1.91%	1.21%
Expected life	5 years	5 years	5 years	5 years	5 years	10 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%
Expected volatility	175.11%	174.97%	176.42%	175.99%	175.28%	176.15%	175.87%
ALLM common stock fair value	$0.30	$0.30	$0.40	$0.37	$0.33	$0.33	$0.30

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

The following is a condensed balance sheet of the unconsolidated affiliates as of March 31, 2016 and December 31, 2015 and a comparative statement of operations for the three months ending March 31, 2016 and 2015.

Condensed Balance Sheet of Non-Consolidated Affiliates

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$49	$83
Total Current Assets	49	83
Other Assets
Prepaid Expenses	35,000	-
Total Other Assets	35,000	-
TOTAL ASSETS	$35,049	$83

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$276,092	$238,399
Interest payable	16,827	12,864
Current notes payable	617,748	539,189
TOTAL CURRENT LIABILITIES	910,667	790,452

STOCKHOLDERS EQUITY
Accumulated deficit	(875,618)	(790,369)
TOTAL EQUITY	(875,618)	(790,369)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$35,049	$83

Condensed Statement of Operations of Non-Consolidated Affiliates

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$-	$-

Operating Expenses
Royalties	17,500	10,000
General and administrative	90,132	67,002
Total operating expenses	(107,632)	(77,002)

Other expenses
Interest expense	3,963	2,178
Total other expenses	(3,963)	(2,178)

Loss from operations	$(111,595)	$(79,180)

NOTE 5 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended. At March 31, 2016 there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum. As of March 31, 2016 and December 31, 2015, the total interest accrued on the note was $9,921 and $9,036 respectively.

Short Term Notes Payable – Other

On July 7, 2015, the Company entered into a six month (6) promissory note with St. George Investments, LLC with a face amount of $265,000 less an original issue discount of $65,000. This note does not accrue interest, however in the event of default, the note shall bear interest at the lesser of the rate of eighteen percent (18%) per annum or the maximum rate permitted by law compounding daily. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the company repaid this note in full. The total amount paid was $306,890, which represented a $265,000 principal balance and $41,890 in default interest and early payment penalties.

Long Term Notes Payable – Other

During the year ended December 31, 2014, Carbolosic Plant 1, LLC, a wholly owned subsidiary, entered into an agreement with Carbolosic Energy 1, LLLP to begin receiving long term loans, pursuant to the U.S. EB-5 Immigrant Investor Program, to develop a CTS demonstration facility. These loans were to be issued in multiple advances, each in an amount greater than or equal to $500,000 up to the target loan amount of $33,000,000. The initial term on each of these loans was five (5) years from the date of each advance and bear interest at a rate of 4.31% per annum. The Company could earn a 0.51% rate discount if the first five years of interest due to lender was paid within 15 days of each advance. In addition, these loans could not be prepaid and were secured by all assets of the Company. The Company received two (2) long term notes payable, with a combined principal balance of $1,250,000 in the year ended December 31, 2014. The company had taken advantage of the 0.51% rate discount on one of these notes payable, with a principal amount of $500,000, and issued a $95,000 interest payment to the Lender on December 9, 2014. In January 2015, the Company made a $4,162 interest payment towards the second note. In March 2016, Carbolosic Plant 1 was sold to Carbolosic Energy 1, LLLP, a non-related third party, in exchange for satisfaction of the outstanding $1,250,000 loan and $36,488 interest. In connection with the transaction, an amount which the Company had prepaid to Carbolosic Energy 1, LLLP ($122,879) for future marketing and interest was eliminated in the sale.

Convertible Debt

On June 30, 2015, the Company entered into a convertible debenture with Iconic Holdings, LLC with a principal balance of $165,000 due on or before June 30, 2016. This note provided for “guaranteed” interest of ten percent (10.0%) of the principal balance outstanding. In addition to the “guaranteed” interest, in the event of default additional interest would accrue at the rate equal to the lower of eighteen percent (18.0%) per annum or the highest rate permitted by law. This note could only be prepaid within the first 180 days along with a prepayment penalty of one hundred ten percent (110%) and increasing ten percent (10%) every sixty (60) days to a maximum of one hundred thirty percent (130%). After 180 days, the note could be converted into the Company’s common stock at a conversion rate equal to sixty percent (60%) of the lowest trading price during the preceding 15 consecutive trading days prior to date of conversion. In addition, in order to obtain this note, the Company issued Iconic Holdings, LLC a five (5) year common stock purchase warrant agreement for up to 50,000 shares with an exercise price of $0.75 per share. These warrants were fully granted and vested at time of issuance and are being amortized over the life of the agreement. In January 2016, Iconic Holdings, LLC converted $95,000 of the principal balance into 891,042 shares of unrestricted common stock and the remaining balance of the note was repaid in full. The total amount paid was $140,950, which represented a $70,000 principal payment and $70,950 in interest and early payment penalties.

On July 10, 2015, the Company entered into a convertible debenture with JSJ Investments, Inc with a principal balance of $150,000 due on or before January 10, 2016. The note accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock one hundred eighty (180) days after the maturity date, in whole or in part at the option of the holder at a conversion price equal to the lower of $0.24 or the lowest trading day price during the twenty (20) trading days preceding the conversion date, less a forty-five percent (45%) discount. After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon an event of default or after the maturity date, the interest rate shall adjust to eighteen percent (18%) per annum and compound quarterly. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, JSJ Investments attempted to convert a portion of the debt in violation of a mutually agreed upon amendment to the note and mutually agreed upon standstill agreement between the Company and JSJ Investments. The shares in question were returned and cancelled after being notified by the Company’s attorney. In March 2016, JSJ Investments made a second attempt to convert a portion of its debt in violation of the mutually agreed upon amendment to the note. Shares were not converted this time. A third attempt, made in late March 2016, converted $25,000 for 195,924 shares of unrestricted common stock. The conversion violated the terms of the debt agreement and the Company and its counsel have notified JSJ of the violation of the agreement and have recouped all of the issued shares. In April 2016, the Company paid the debenture in full with a payment of $239,055, which represented a $150,000 principal payment and $89,055 in interest and penalties.

On July 10, 2015 the Company entered into a secured convertible debenture with Group 10 Holdings, LLC with a principal balance of $275,000, less a ten percent (10%) original issue discount and was due on or before July 10, 2016. Group10 Holdings, LLC was granted a security interest in the South African agreement sub-licensed by AMG Energy Group. This note accrued interest at a rate of twelve percent (12%) per annum and was convertible into the Company common stock one hundred eighty (180) days after the issuance date in whole or in part at the option of the holder at a conversion price equal to forty-two cents ($0.42); provided, however, that if the closing price was less than forty cents ($0.40) for any three (3) consecutive trading days, then the conversion price shall adjust to the lowest trading day price during the thirty-five (35) trading days prior, less a forty-five percent (45%) discount. Repayment of the note included a prepayment penalty if the note was paid back within the first one hundred eighty (180) days and could not be repaid after day one hundred eighty (180) without the holders consent. The prepayment penalty if paid back within the first ninety (90) days was equal to one hundred five percent (105%) of the principal balance; paid between day ninety-one (91) and day one hundred twenty (120) the prepayment penalty was equal to one hundred fifteen percent (115%) of the principal balance; paid between day one hundred twenty-one (121) and day one hundred seventy-nine (179) the prepayment penalty increased to one hundred twenty-five percent (125%) of the principal balance. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, Group 10 Holdings, LLC converted $20,000 of its principal balance into 157,418 shares of unrestricted common stock and the Company paid the remaining debenture in full with a payment of $340,468, which represented a $255,000 principal payment and $85,068 in interest and early payment penalties.

On July 27, 2015, the Company entered into a convertible debenture with Adar Bays, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrued interest at a rate of eight percent (8%) per annum and was convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the twenty (20) trading days preceding the conversion date. The note also carried a payment premium, wherein if the note was paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest was due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increased to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increased to one hundred forty-five percent (145%). After the maturity date, the note could not be repaid without the holder’s consent and the payment premium increased to one hundred fifty percent (150%). Upon an event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the Company paid the debenture in full with a payment of $149,022, which represented a $100,000 principal payment and $49,022 in interest and early payment penalties.

On July 27, 2015, the Company entered into a convertible debenture with Union Capital, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrued interest at a rate of eight percent (8%) per annum and was convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the twenty (20) trading days preceding the conversion date. The note also carried a payment premium, wherein if the note was paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest was due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increased to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increased to one hundred forty-five percent (145%). After the maturity date, the note could not be repaid without the holder’s consent and the payment premium increased to one hundred fifty percent (150%). Upon an event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the Company paid the debenture in full with a payment of $148,748, which represented a $100,000 principal payment and $48,748 in interest and early payment penalties.

On July 27, 2015, the Company entered into a convertible debenture with LG Capital Funding, LLC with a principal balance of $105,000 due on or before March 27, 2016. The note accrued interest at a rate of eight percent (8%) per annum and was convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder at a conversion price equal to sixty percent (60%) of the lowest trading day price during the fifteen (15) trading days preceding the conversion date. The note also carried a payment premium, wherein if the note was paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest was due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increased to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increased to one hundred forty-five percent (145%). After the maturity date, the note could not be repaid without the holder’s consent and the payment premium increased to one hundred fifty percent (150%). Upon an event of default or after the maturity date, the outstanding principal due shall increase by ten percent (10%) and the interest rate shall adjust to twenty-four percent (24%) per annum. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the Company paid the debenture in full with a payment of $156,462, which represented a $105,000 principal payment and $51,462 in interest and early payment penalties.

On August 10, 2015, the Company entered into a convertible debenture with Vis Vires Group, Inc. with a principal balance of $104,000 due and payable on or before May 4, 2016. The note accrued interest at a rate of eight percent (8.0%) per annum and was convertible into the Company’s common stock, after 180 days, in whole or in part at the option of the holder at a conversion rate equal to the average of the three (3) lowest trading day prices during the ten (10) trading days preceding the conversion date, less a thirty-nine percent (39%) discount. The note also carried a prepayment penalty of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the note was paid back within the first one hundred eighty (180) days. After the first 180 days, the then outstanding principal and interest balance shall bear interest at a rate of twenty-two percent (22.0%) per annum and could not be paid until maturity. In January 2016, the Company paid the note in full with a payment of $139,303, which represented a $104,000 principal payment and $35,303 in interest and early payment penalties.

NOTE 6 – STOCKHOLDERS’ EQUITY

In November 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of common stock, one (1) three-year Series C warrant convertible to .5 common share at an exercise price of $0.45 and one (1) three-year series D warrant convertible to .5 common share at an exercise price of $0.65. At December 31, 2015, the Company had sold 960,897 units for aggregate proceeds of $312,000. During the three months ended March 31, 2016 the company sold an additional 500,000 units for aggregate proceeds of $89,000. The offering is ongoing.

During the three months ended March 31, 2016, an additional $115,000 of the Company’s convertible debt converted to 1,048,460 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversions, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $218,301 was attributed to the beneficial conversion feature.

In January 2016, the Company commenced a new offering of units valued at $0.24 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. During the three months ended March 31, 2016, the Company has sold 1,225,001 units for aggregate proceeds of $294,000. The offering is ongoing.

In March 2016, the Company commenced a new offering of units valued at $765,735. Each unit consists of three million seven hundred seventeen thousand seven hundred eighty-five (3,717,785) shares of common stock and four million five hundred thousand (4,500,000) five-year series F warrants convertible to one (1) share of common stock each at an exercise price of $0.25. As of the date of filing, the Company has sold 2 units totaling 7,435,570 shares of common stock and 9,000,000 warrants for aggregate proceeds of $1,531,470.

During the three months ended March 31, 2016, the Company issued 415,000 shares of Company common stock for services valued at $164,500.

During the three months ended March 31, 2016, the Company issued an aggregate of 425,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $129,572. These warrant agreements have terms ranging from three years (3) to five years (5) with exercise prices ranging from forty-five cents ($0.45) to two dollars ($2.00) per share.

During the three months ended March 31, 2016, the Company issued options to its independent directors to purchase an aggregate of 35,400 shares of common stock for a period of three (3) years at an average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 250,000 shares of common stock at an average exercise price of $0.30 and a term of five (5) years. In addition, 333,334 options issued under an employment agreement became fully vested. Using a Black-Scholes asset pricing model, these agreements were valued at $190,720.

During the three months ended March 31, 2016, the Company received $6,526 in disgorgement from certain shareholders and officers.

NOTE 7 – SEGMENT INFORMATION

The company operates in one segment and does not have any revenue to date.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease

The Company has leased office space pursuant to a lease for a period of thirty-six (36) months from August 5, 2015 through July 31, 2018. Annual rent commenced at approximately $48,925 per annum and increases on a year-to-year basis by three percent (3%) over the Base Year. In addition, the Company is obligated to pay an amount equal to 3.76% of the operating expenses of the building together with sales tax on all amounts.

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

Rent expense for the three months ended March 31, 2016 and March 31, 2015 was $31,496 and $34,428 respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Transactions

1) Mark W. Koch, Daniel de Liege and Johan Sturm are principals of AMG Energy Solutions, Inc, which owns 43% of AMG Energy Group, LLC. The company owns the remaining 51% of AMG Energy Group, LLC (see NOTE 4, above). Mark W. Koch and Johan Sturm are greater than 5% shareholders in the Company.

2) Short-term notes payable issued to related parties are described in NOTE 5.

3) In January 2015, the Company entered into a consulting agreement with a company owned by Mark W. Koch named Prelude Motorsports, Inc, which calls for semi-monthly payments of $10,000. Under the terms of the consulting agreement, the consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	March 31,	December 31,
	2016	2015
Carrying amounts of major classes of assets included as part of discontinued
operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued
operations
Accounts payable and accrued liabilities	$36,148	$36,148
Total liabilities of the discontinued operation	$36,148	$36,148

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	Three months ended
	March 31,	March 31,
	2016	2015
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	-	-
Selling, general and administrative	(3,198)	(21,640)
Debt forgiveness from legal settlement	-	700,000
Gain (Loss) from discontinued operations	$(3,198)	$678,360

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Since April 1, 2016, the Company has issued 250,000 shares of common stock for services valued at $65,000.

Since April 1, 2016, the Company has issued an aggregate of 510,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $123,845. These warrant agreements have a term of five years (5) and an exercise price of forty-five cents ($0.45) per share.

Since April 1, 2016, the Company has sold 208,433 units for aggregate proceeds of 50,024 through its January 2016 offering.

On April 20, 2016 the entered into an agreement with the newly formed innovative technology fund of JMJ Financial Group, out of their California office. The Agreement provides a line of credit to the Company of up to $1,000,000 and may be drawn down over the course of one year and that the Company issue one million three hundred eighty eight thousand eight hundred and eighty six warrants with a five year term and cashless exercise price equal to the lesser of $.30 per share or the lowest trade price in the preceding ten trading days. Using a Black-Scholes asset-pricing model, these warrants were valued at $352,878. The terms of the agreement provide that any draw be in the form of a convertible note that matures at twelve months and carries a one-time interest rate of ten percent. Ninety eight percent of the notes may be paid early at one hundred and eighty days from their issuance for an early payment penalty of thirty percent. After one hundred and eighty days repayment requires the holders consent. The notes may be converted into shares of the Company at a discount of twenty five percent to the lowest trade price in the preceding ten days, only after 180 days from the Effective Date of the Agreement. The notes also carry a one-time ten percent original issue discount.

On April 25, 2016 the Company drew $500,000 against the aforementioned agreement under the terms and conditions previously disclosed.

On April 25, 2016, the Company repaid its convertible debenture with JSJ Investments, Inc. The total amount paid was $239,055 representing a $150,000 principal payment and $89,055 in interest and penalties.

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

Plan of Operation

The Company is focused on one industry – Renewable Energy. Through its wholly-owned subsidiary, AMG Renewables, LLC, which in turn owns controlling interests in AMG Energy Group, LLC, and EK Laboratories, Inc., the Company has a strategy that includes growth in its energy-related activities as well as mergers and acquisitions and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

AMG RENEWABLES, LLC

AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), is a wholly-owned subsidiary of the Company, created for the purpose of managing and developing the Company’s renewable energy technology enterprises. AMG Renewables has two majority owned subsidiaries, AMG Energy Group, LLC, a Florida limited liability company (“AMG Energy”) and Ek Laboratories, Inc, a Florida corporation (“EK”).

●	On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash and delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of the date of filing, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, has not yet paid the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

●	Carbolosic Plant 1, LLC was created in October 2014 as a wholly owned subsidiary of AMG Renewables for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. In March 2016, Carbolosic Plant 1 was sold to Carbolosic Energy 1, LLLP, a non-related third party, in exchange for satisfaction of the outstanding $1,250,000 loan and $36,488 interest between Carbolosic Plant 1 and Carbolosic Energy 1, LLLP. In connection with the transaction, an amount which the Company had prepaid to Carbolosic Energy 1, LLLP ($122,879) for future marketing and interest was eliminated in the sale.

●	AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

On May 13, 2015, AMG Energy entered into a series of agreements with various unrelated third parties, wherein AMG Energy sublicensed the CTS technology to Naldogen (Pty) Ltd., an existing South African company, which will be renamed Carbolosic Energy SA PTY LTD (“Carbolosic SA”). Carbolosic SA shall be solely devoted to exploitation of the CTS technology in South Africa, Lesotho, Swaziland and Botswana and the term of the sublicense is coterminous with the master license (i.e. through July 1, 2032). The consideration for the grant of the sublicense is $25,000,000 (“License Fee”), which was to be paid or guaranteed by March 1, 2016. In addition to the license fee, the sublicense holder will pay AMG Energy a royalty of 3.5% of the revenues on the first CTS plant developed and a 5.0% royalty on the revenues of additional plants developed. Until the $25,000,000 payment has been received, the Company does not consider all of the events required under the agreement to have been completed. Therefore the Company has not recorded and of the fee in the accompanying financial statements.

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

Capital Formation

From January 1, 2016 through the date of filing, the Company has issued 665,000 shares of Company common stock for services valued at $229,500.

From January 1, 2016 through the date of filing, the Company issued an aggregate of 935,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $253,417. These warrant agreements have terms of five years (5) with exercise prices ranging from forty-five cents ($0.45) to two dollars ($2.00) per share.

From January 1, 2016 through the date of filing, the Company issued options to its independent directors to purchase an aggregate of 35,400 shares of common stock for a period of three (3) years at an average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 250,000 shares of common stock at an average exercise price of $0.35 and a five year (5) term. In addition, 333,334 options became fully vested during the period. Using a Black-Scholes asset pricing model, these agreements were valued at $190,720.

In November 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of common stock, one (1) three-year Series C warrant convertible to .5 common share at an exercise price of $0.45 and one (1) three-year series D warrant convertible to .5 common share at an exercise price of $0.65. From January 1, 2016 through the date of filing, the company has sold 500,000 units for aggregate proceeds of $89,000. The offering is ongoing.

In January 2016, the Company commenced a new offering of units valued at $0.24 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. As of the date of filing, the Company has sold 1,433,434 units for aggregate proceeds of $344,024. The offering is ongoing.

In March 2016, the Company commenced a new offering of units valued at $765,735. Each unit consists of three million seven hundred seventeen thousand seven hundred eighty-five (3,717,785) shares of common stock and four million five hundred thousand (4,500,000) five-year series F warrants convertible to one (1) share of common stock each at an exercise price of $0.25. As of the date of filing, the Company has sold 2 units totaling 7,435,570 shares of common stock and 9,000,000 warrants for aggregate proceeds of $1,531,470.

From January 1, 2016 through the date of filing, $115,000 of the Company’s convertible debt converted to 1,048,460 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversions, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $218,301 was attributed to the beneficial conversion feature.

In April 2016, the Company issued 1,388,886 warrants to acquire a convertible note. Each warrant is convertible into one (1) share of common stock at an exercise price of $0.30 per share or the lowest trade price in the preceding 10 trading days. The term on these warrants is 5 years. Using a Black-Sholes asset pricing model, the warrants were valued at $352,878.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At March 31, 2016 the Company had a working capital deficiency of $2,245,707 and had incurred accumulated losses of $17,738,528 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2015 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $1,162,209 for the year ended December 31, 2015 and an additional $1,914,470 in the three months ended March 31, 2016.

Results of Operations

Comparison of the period ended March 31, 2016 to March 31, 2015

For the three months ended March 31, 2016, the Company’s general and administrative expenses increased by approximately $262,368 to $1,281,623 from $1,019,255 in the three months ended March 31, 2015. This increase is primarily the result of a $291,930 increase in professional fees, $80,349 increase in loan fees and $37,367 increase in marketing fees, while simultaneously decreasing payroll expense by $150,615 and decreasing travel $16,696. Of the $1,280,066 general and administrative expense, approximately 60% or $763,989 is non-cash equity compensation.

Interest expense increased in the three months ended March 31, 2016 by approximately $414,012 to $428,985 from $14,973 during the three months ended March 31, 2015. The increase was the result of $401,661 in early payment penalties and $27,324 interest accrued on notes payable.

For the three months ended March 31, 2016, the Company’s equity loss in its unconsolidated affiliates increased $1,740 to $41,330 from $39,590 during the three months ended March 31, 2015.

The Company’s discontinued operations showed a loss of $3,198 for the three months ended March 31, 2016, compared to a $678,360 gain incurred in the three months ended March 31, 2015. This loss was the result of legal fees in connection with ongoing litigation. These amounts are the result of the Company’s decision in September 2014 to divest the Company of its entertainment-related assets and subsidiaries and to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies.

Research and development (R&D) expenses for the three months ended March 31, 2016 were $4,234 as opposed to zero for the three months ended March 31, 2015. The increase in R&D expenses is the result of the opening of Ek Laboratories, Inc. in June 2015 and its purchases of gasses and other fine grade materials used in the CTS process.

Liquidity and Capital Resources

Liquidity

As of March 31, 2016 the Company had $61,164 in cash and total stockholders’ equity was $6,197,642. Total debt from continuing operations, including advances, accounts payable and other notes payable at March 31, 2016, together with interest payable thereon, was $2,626,294 a decrease of $2,470,388 from $5,096,682 at December 31, 2015. This decrease is attributable to the satisfaction of $1,250,000 in long term debt and the repayment of $1,114,000 in convertible debt.

During the three months ended March 31, 2016, the Company’s continuing operating activities used $832,240 in cash. This use can be attributed to the sale of Carbolosic Plant 1 which resulted in an aggregate net amount of $1,163,609.

During the three months ended March 31, 2016 the Company’s investing activities used $87,448 in cash, which $81,249 was advanced to Carbolosic, LLC mainly for payment of the minimum annual royalty.

During the three months ended March 31, 2016, the Company generated $921,996 through its financing activities. This can primarily be attributed to the retirement of $734,000 in convertible debt and $265,000 in notes payable, while simultaneously raising $1,914,470 through its ongoing offerings.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding the Company’s operations, the company will need to generate revenue and/or will require additional funding for ongoing operations and to finance such projects it may identify. As of March 31, 2016, the Company has raised $1,914,470 in addition to $3,730,390 raised through December 31, 2015 for a total of $5,644,860 through its private placement offerings. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information set forth in Regulation S-X and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2015.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of March 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the three months ended March 31, 2016.

Management believes that the material weakness set forth above did not have an effect on its financial results. However, management believes that the lack of a functioning audit committee coupled with not having individuals on staff or retainer with a thorough knowledge of US GAAP and SEC rules and regulations and lack of effective oversight on the financial close process results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in its financial statements in future periods.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this quarterly report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by us from January 1, 2016 through the date of filing which were not registered under the Securities Act.

			Amount of
	Date of	Title of	Securities
Name of Purchaser	Sale	Security	Sold	Consideratioon
Luna Consultant Group, LLC	01/01/16	Common Stock	10,000	Professional services
Mimi Galbo	01/04/16	Common Stock	2,500	Professional services
James Dryer	01/04/16	Common Stock	2,500	Professional services
Iconic Holdings, LLC	01/06/16	Common Stock	233,147	Note conversion
Richard Bindler Revocable Trust	01/08/16	Common Stock	100,000	Purchased @ $0.23 per share
Group 10 Holdings, LLC	01/13/16	Common Stock	157,418	Note conversion
Richard Bindler Revocable Trust	01/20/16	Common Stock	150,000	Purchased @ $0.17 per share
Steven Sadaka	01/20/16	Common Stock	250,000	Purchased @ $0.17 per share
Iconic Holdings, LLC	01/22/16	Common Stock	657,895	Note conversion
Luna Consultant Group, LLC	01/25/16	Common Stock	400,000	Professional services
Rolnick Family LP	01/26/16	Common Stock	100,000	Purchased @ $0.24 per share
Fedelta Capitello, LLC	01/27/16	Common Stock	100,000	Purchased @ $0.24 per share
Matthew & Casey Shore	01/27/16	Common Stock	100,000	Purchased @ $0.24 per share
Nancy Burgess & David Gross	01/29/16	Common Stock	100,000	Purchased @ $0.24 per share
Jason Taylor	01/29/16	Common Stock	200,000	Purchased @ $0.24 per share
David Kantor	02/02/16	Common Stock	208,333	Purchased @ $0.24 per share
Oren Kantor	02/02/16	Common Stock	208,334	Purchased @ $0.24 per share
Carbolosic Energy 1, LLLP	03/17/16	Common Stock	3,717,785	Purchased @ $0.21 per share
USREDA, LLC	03/17/16	Common Stock	3,717,785	Purchased @ $0.21 per share
A.J. Enterprises, LLP	03/30/16	Common Stock	208,334	Purchased @ $0.24 per share
Dale A. Morrell	04/14/16	Common Stock	108,433	Purchased @ $0.24 per share
Robert Stephens Cates	04/19/16	Common Stock	100,000	Purchased @ $0.24 per share
Steven Sadaka	04/28/16	Common Stock	250,000	Professional Services

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

ALLIANCE BIOENERGY PLUS, INC.

Date: May 13, 2016	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and
Treasurer
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Daniel de Liege
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