Form 10-Q
period 2016-06-30
ALLIANCE BIOENERGY PLUS, INC.
filed 2016-08-12
CIK 1549145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2016

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

Common Stock $.001 par value

There were 54,413,825 shares of common stock outstanding as of August 12, 2016

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$105,842	$62,054
Prepaid expenses	1,059,564	743,738
Deferred financing costs	41,667	54,278
TOTAL CURRENT ASSETS	1,207,073	860,070
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION
OF $96,422 AND $59,919 AT JUNE 30, 2016 AND DECEMBER 31, 2015, RESPECTIVELY	292,110	310,576
Other assets
Security deposits	17,994	18,965
Capitalized costs	260,497	202,021
Investment in and advances to unconsolidated affiliates	7,444,009	7,433,024
TOTAL OTHER ASSETS	7,722,500	7,654,010
TOTAL ASSETS	$9,221,683	$8,824,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$383,200	$387,442
Payable relating to an acquisition – related party	2,031,258	2,031,258
Short term note payable – related party	71,000	71,000
Short term note payable – other	-	265,000
Convertible debentures	555,556	999,000
Interest payable – related party	10,806	9,036
Interest payable – other	55,556	83,946
Current liabilities of discontinued operations	36,148	36,148
TOTAL CURRENT LIABILITIES	3,143,524	3,882,830
Long term liabilities
Long term note payable – Other	-	1,250,000
TOTAL LONG TERM LIABILITIES	-	1,250,000
TOTAL LIABILITIES	$3,143,524	$5,132,830

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 53,588,825 shares issued and
outstanding at June 30, 2016 and 41,084,279 shares issued and outstanding at December 31, 2015	53,589	41,084
Stock subscription receivable	(5,000)	(5,000)
Additional paid-in capital	25,779,388	21,160,997
Accumulated deficit	(19,189,898)	(17,052,797)
Total stockholders' equity	6,638,079	4,144,284
Non-controlling interest	(559,920)	(452,458)
TOTAL EQUITY	$6,078,159	$3,691,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,221,683	$8,824,656

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,461,881	740,593	2,743,504	1,759,847
Total operating expenses	1,461,881	740,593	2,743,504	1,759,847

Loss from operations:	(1,461,881)	(740,593)	(2,743,504)	(1,759,847)

Other (income) expense:
Equity loss in unconsolidated affiliates	42,347	42,684	83,677	82,274
Beneficial conversion feature	-	-	92,440	-
Gain on sale of subsidiary	-	-	(1,163,609)	-
Interest expense – related party	885	885	1,770	1,760
Interest expense and prepayment penalties – other	55,556	16,262	483,656	30,360
Total other (income) expense	(98,788)	(59,831)	502,066	(114,394)

Loss from continuing operations:	$(1,560,669)	$(800,424)	$(2,241,438)	$(1,874,241)

Discontinued operations:
Loss from operations	(73)	7,377	3,125	29,018
Debt forgiveness	-	-	-	(700,000)
Income (Loss) on discontinued operations:	$(73)	$(7,377)	$(3,125)	$670,982

Net loss:	(1,560,596)	(807,801)	(2,244,563)	(1,203,259)
Net loss attributable to non-controlling interest:	(109,226)	(88,220)	(107,462)	(125,429)
Net loss attributable to Company:	$(1,451,370)	$(719,581)	$(2,137,101)	$(1,077,830)

Basic and diluted net loss per share:
Continuing operations	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Discontinued operations	$-	$-	$-	$0.02
Net loss per share:	$(0.03)	$(0.02)	$(0.05)	$(0.03)

Weighted average common shares outstanding:
Basic and Diluted	52,827,998	38,157,020	48,650,090	38,409,515

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net loss from continuing operations	(2,241,438)	(1,874,241)
Net income (loss) from discontinued operations	(3,125)	670,982
Net loss	$(2,244,563)	$(1,203,259)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	36,503	30,773
Amortization of non-cash compensation	581,607	-
Deferred financing costs	12,611	-
Sale of subsidiary	(1,163,609)	-
Beneficial conversion feature	92,440	-
Stock based compensation for services	160,380	108,333
Issuance of warrants for services	680,265	232,944
Stock based compensation awarded under employee, director plan	-	240,000
Issuance of options awarded under employee, director plan	200,720	186,926
Equity loss in unconsolidated affiliates	83,677	82,274
Changes in operating assets and liabilities
Prepaid expenses	12,399	26,150
Accrued interest - other	8,097	4,909
Accounts payable and accrued liabilities	123,389	66,441
Net cash (used in) operating activities – continuing operations	(1,412,959)	(895,491)
Changes in discontinued operations assets and liabilities
Accounts payable and accrued liabilities	-	(1,720)
Legal settlement relating to an acquisition	-	(700,000)
Net cash (used in) operating activities – discontinued operations	(3,125)	(30,738)
Net cash (used in) operating activities	(1,416,084)	(926,229)

Cash flows from investing activities
Purchase of property and equipment	(18,037)	(245,503)
Security deposit	971	(17,965)
Capitalized fees	(58,476)	-
Investment in and advances to an unconsolidated affiliate	(94,662)	(79,689)
Net cash (used in) investing activities – continuing operations	(170,204)	(343,157)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(170,204)	(343,157)

Cash flows from financing activities
Net proceeds from issuance of common stock	2,216,994	850,209
Proceeds from issuance of convertible debt	555,556	357,000
Payment of convertible debt	(884,000)	-
Payment of short-term note payable – other	(265,000)	-
Disgorgement fees	6,526	-
Net cash provided by financing activities – continuing operations	1,630,076	1,207,209
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	1,630,076	1,207,209

Net increase (decrease) in cash and cash equivalents	43,788	(62,177)

Cash and cash equivalent at beginning of the period	62,054	205,969
Cash and cash equivalent at end of the period	$105,842	$143,792

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$512,046	$32,120
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$333,301	$-
Common stock issued for future services	290,920	317,667
Warrants issued for future services	741,790	729,586
Rescinded warrants	-	(255,612)

See accompanying notes to financial statements

ALLIANCE BIOENERGY PLUS, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2016

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

●

On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash and delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of June 30, 2016, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, the Company has not paid the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

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

On May 13, 2015, AMG Energy entered into a series of agreements with various unrelated third parties, wherein AMG Energy sublicensed the CTS technology to Naldogen (Pty) Ltd., an existing South African company, which has been renamed Carbolosic Energy SA PTY LTD (“Carbolosic SA”). Carbolosic SA shall be solely devoted to exploitation of the CTS technology in South Africa, Lesotho, Swaziland and Botswana and the term of the sublicense is coterminous with the master license (i.e. through July 1, 2032). The consideration for the grant of the sublicense is $25,000,000 (“License Fee”), which was to be paid or guaranteed by March 1, 2016. In addition to the license fee, the sublicense holder will pay AMG Energy a royalty of 3.5% of the revenues on the first CTS plant developed and a 5.0% royalty on the revenues of additional plants developed. Until the $25,000,000 payment has been received, the Company does not consider all of the events required under the agreement to have been completed. Therefore the Company has not recorded and of the fee in the accompanying financial statements.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $1,936,451 and may be unable to raise further equity. At June 30, 2016 the Company had incurred accumulated losses of $19,189,898 since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Through its private offerings, the Company raised $3,730,390 from inception through December 31, 2015 and raised an additional $2,216,994 in the six months ended June 30, 2016.

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

The stock compensation issued for services during the six months ended June 30, 2016, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the six months ended June 30, 2016:

	01/01/16	01/04/16	01/25/16	02/01/16	03/01/16	03/25/16	03/31/16	04/01/16	04/16/16
Risk-free interest rate	1.76%	1.73%	1.47%	1.38%	1.31%	1.91%	1.21%	1.24%	1.22%
Expected life	5 years	5 years	5 years	5 years	5 years	10 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	175.11%	174.97%	176.42%	175.99%	175.28%	176.15%	175.87%	175.70%	174.48%
ALLM common stock fair value	$0.30	$0.30	$0.40	$0.37	$0.33	$0.33	$0.30	$0.30	$0.28

	04/28/16	04/29/16	05/01/16	06/01/16	06/30/16
Risk-free interest rate	1.28%	1.28%	1.28%	1.39%	1.01%
Expected life	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%
Expected volatility	173.48%	173.51%	173.51%	174.01%	165.31%
ALLM common stock fair value	$0.26	$0.23	$0.23	$0.36	$0.36

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

The following is a condensed balance sheet of the unconsolidated affiliates as of June 30, 2016 and December 31, 2015 and a comparative statement of operations for the three and six months ending June 30, 2016 and 2015.

Condensed Balance Sheet of Non-Consolidated Affiliates

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$49	$83
Total Current Assets	49	83
Other Assets
Prepaid Expenses	17,500	-
Total Other Assets	17,500	-
TOTAL ASSETS	$17,549	$83

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$297,177	$238,399
Interest payable	21,467	12,864
Current notes payable	627,794	539,189
TOTAL CURRENT LIABILITIES	946,438	790,452

STOCKHOLDERS EQUITY
Accumulated deficit	(928,889)	(790,369)
TOTAL EQUITY	(928,889)	(790,369)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$17,549	$83

Condensed Statement of Operations of Non-Consolidated Affiliate

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$-	$-	$-	$-

Operating Expenses
Royalties	17,500	10,000	35,000	20,000
General and administrative	62,554	72,617	152,686	139,619
Total operating expenses	(80,054)	(82,617)	(187,686)	(159,619)

Other expenses
Interest expense	4,640	2,750	8,603	4,928
Total other expenses	(4,640)	(2,750)	(8,603)	(4,928)

Loss from operations	$(84,694)	$(85,367)	$(196,289)	$(164,547)

NOTE 5 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended. At June 30, 2016 there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum. As of June 30, 2016 and December 31, 2015, the total interest accrued on the note was $10,806 and $9,036 respectively.

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

On July 10, 2015, the Company entered into a convertible debenture with JSJ Investments, Inc with a principal balance of $150,000 due on or before January 10, 2016. The note accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock one hundred eighty (180) days after the maturity date, in whole or in part at the option of the holder at a conversion price equal to the lower of $0.24 or the lowest trading day price during the twenty (20) trading days preceding the conversion date, less a forty-five percent (45%) discount. After the maturity date, the note cannot be repaid without the holder’s consent and the payment premium increases to one hundred fifty percent (150%). Upon an event of default or after the maturity date, the interest rate shall adjust to eighteen percent (18%) per annum and compound quarterly. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, JSJ Investments attempted to convert a portion of the debt in violation of a mutually agreed upon amendment to the note and mutually agreed upon standstill agreement between the Company and JSJ Investments. The shares in question were returned and cancelled after being notified by the Company’s attorney. In March 2016, JSJ Investments made a second attempt to convert a portion of its debt in violation of the mutually agreed upon amendment to the note. Shares were not converted this time. A third attempt, made in late March 2016, converted $25,000 for 195,924 shares of unrestricted common stock. The conversion violated the terms of the debt agreement and the Company and its counsel notified JSJ of the violation of the agreement and have recouped all of the issued shares. In April 2016, the Company paid the debenture in full with a payment of $239,055, which represented a $150,000 principal payment and $89,055 in interest and penalties.

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

On April 25, 2016, the Company entered into a 12 month convertible debenture with JMJ Financial with a principal balance of $555,556. The note carries a 10% one-time interest charge, a 10% original issue discount and a 75% warrant coverage. The note may only be paid up to 98% of the balance due within the first 180 days at a 30% premium. After 180 days, the note cannot be repaid without the holders consent. The note is convertible after 180 days at a 25% discount to the lowest trade price in the preceding 10 trading days. To obtain the note, the Company issued the investor 1,388,886 warrants with a 5 year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. As of June 30, 2016, using a Black-Scholes asset pricing model, these warrants were valued at $471,303.

NOTE 6 – STOCKHOLDERS’ EQUITY

In November 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of common stock, one (1) three-year Series C warrant convertible to .5 common share at an exercise price of $0.45 and one (1) three-year series D warrant convertible to .5 common share at an exercise price of $0.65. At December 31, 2015, the Company had sold 960,897 units for aggregate proceeds of $312,000. During the six months ended June 30, 2016 the company sold an additional 500,000 units for aggregate proceeds of $89,000. The offering is ongoing.

During the six months ended June 30, 2016, an additional $115,000 of the Company’s convertible debt converted to 1,048,460 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversions, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $218,301 was attributed to the beneficial conversion feature.

In January 2016, the Company commenced a new offering of units valued at $0.24 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. During the six months ended June 30, 2016, the Company has sold 2,485,516 units for aggregate proceeds of $596,524. The offering is ongoing.

In March 2016, the Company commenced a new offering of units valued at $765,735. Each unit consists of three million seven hundred seventeen thousand seven hundred eighty-five (3,717,785) shares of common stock and four million five hundred thousand (4,500,000) five-year series F warrants convertible to one (1) share of common stock each at an exercise price of $0.25. During the six months ended June 30, 2016, the Company has sold 2 units totaling 7,435,570 shares of common stock and 9,000,000 warrants for aggregate proceeds of $1,531,470.

During the six months ended June 30, 2016, the Company issued 1,035,000 shares of Company common stock for services valued at $451,300.

During the six months ended June 30, 2016, the Company issued an aggregate of 5,078,886 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $1,422,055. These warrant agreements have terms ranging from three years (3) to five years (5) with exercise prices ranging from forty-five cents ($0.45) to two dollars ($2.00) per share.

During the six months ended June 30, 2016, the Company issued options to its independent directors to purchase an aggregate of 65,228 shares of common stock for a period of three (3) years at an average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 250,000 shares of common stock at an average exercise price of $0.30 and a term of five (5) years. In addition, 333,334 options issued under an employment agreement became fully vested. Using a Black-Scholes asset pricing model, these agreements were valued at $200,720.

During the six months ended June 30, 2016, the Company received $6,526 in disgorgement from certain shareholders and officers.

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

Rent expense for the three months ended June 30, 2016 and June 30, 2015 was $31,516 and $42,408 respectively. Rent expense for the six months ended June 30, 2016 and June 30 2015 was $63,012 and $76,836 respectively.

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

3) In January 2015, the Company entered into a consulting agreement with a company owned by Mark W. Koch named Prelude Motorsports, Inc, which calls for semi-monthly payments of $10,000. Under the terms of the consulting agreement, the consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts. This agreement was cancelled on March 31, 2016.

4) On April 16, 2016, the Company entered into a 33 month consulting agreement with a company owned by Mark W. Koch named CK Energy, which calls for semi-monthly payment of $9,860 through September 2016. The agreement also provides the consultant with 500,000 warrants exercisable at $0.50, 1,000,000 warrants exercisable at $0.75 and 1,000,000 warrants exercisable at $1.00 all with a five year term. Using a Black-Scholes asset pricing model, these warrants have been valued at $643,245 and are being amortized over the life of the agreement. Under the terms of the consulting agreement, the consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	June 30,	December 31,
	2016	2015
Carrying amounts of major classes of assets included as part of discontinued
operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued
operations
Accounts payable and accrued liabilities	$36,148	$36,148
Total liabilities of the discontinued operation	$36,148	$36,148

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Major line items constituting pretax profit (loss) of
discontinued operations
Revenue	-	-		-
Selling, general and administrative	73	(7,377)	(3,125)	(29,018)
Debt forgiveness from legal settlement	-	-		700,000
Gain (Loss) from discontinued operations	$73	$(7,377)	$(3,125)	$670,982

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Since July 1, 2016, the Company has sold 600,000 units for aggregate proceeds of $144,000 through its January 2016 offering.

Since July 1, 2016, the Company has issued 225,000 shares of common stock for services valued at $80,750.

Since July 1, 2016, the Company has issued an aggregate of 10,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $3,441. These warrant agreements have a term of five years (5) and an exercise price of forty-five cents ($0.45) per share.

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

Capital Formation

From January 1, 2016 through the date of filing, the Company has issued 1,260,000 shares of Company common stock for services valued at $532,050.

From January 1, 2016 through the date of filing, the Company issued an aggregate of 3,700,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $954,193. These warrant agreements have terms of five years (5) with exercise prices ranging from forty-five cents ($0.45) to two dollars ($2.00) per share.

From January 1, 2016 through the date of filing, the Company issued options to its independent directors to purchase an aggregate of 65,228 shares of common stock for a period of three (3) years at an average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 250,000 shares of common stock at an average exercise price of $0.35 and a five year (5) term. In addition, 333,334 options became fully vested during the period. Using a Black-Scholes asset pricing model, these agreements were valued at $200,720.

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

In January 2016, the Company commenced a new offering of units valued at $0.24 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. As of the date of filing, the Company has sold 3,085,517 units for aggregate proceeds of $740,524. The offering is ongoing.

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

In April 2016, the Company issued 1,388,886 warrants to acquire a convertible note. Each warrant is convertible into one (1) share of common stock at an exercise price of $0.30 per share or the lowest trade price in the preceding 10 trading days. The term on these warrants is 5 years. Using a Black-Sholes asset pricing model, the warrants were valued at $471,303.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At June 30, 2016 the Company had a working capital deficiency of $1,936,451 and had incurred accumulated losses of $19,189,898 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2015 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these Financial Statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $1,162,209 for the year ended December 31, 2015 and an additional $2,216,994 in the six months ended June 30, 2016.

Results of Operations

Comparison of the period ended June 30, 2016 to June 30, 2015

For the three months ended June 30, 2016, the Company’s general and administrative expenses increased by approximately $721,288 to $1,461,881 from $740,593 in the three months ended June 30, 2015. This increase is primarily the result of a $507,869 increase in loan fees, $73,917 increase in payroll and 119,662 increase in professional fees. Of the $1,461,881 general and administrative expense, approximately 62% or $911,775 is non-cash equity compensation.

During the six months ended June 30, 2016, the Company’s general and administrative expenses increased by approximately $983,657 to $2,743,504 from $1,759,847 in the six months ended June 30, 2015. This increase is primarily the result of a $588,217 increase in loan fees and a $411,592 increase in professional fees, while simultaneously decreasing payroll by $76,699. Of the $2,743,504 general and administrative expense, approximately 61% or $1,675,764 is non-cash equity compensation.

Interest expense increased in the three months ended June 30, 2016 by approximately $39,294 to $56,441 from $17,147 during the three months ended June 30, 2015. The increase was the result of a convertible note received in April 2016.

During the six months ended June 30, 2016, the Company’s interest expense increased by approximately $453,306 to $485,426 from $32,120 during the six months ended June 30, 2015. This increase is the result of 10 notes having been repaid, with early payment penalties, during the six months ended June 30 2016 and zero notes repaid during the six months ended June 30, 2015.

For the three months ended June 30, 2016, the Company’s equity loss in its unconsolidated affiliates decreased $337 to $42,347 from $42,684 during the three months ended June 30, 2015.

During the six months ended June 30, 2016 the Company’s equity loss in its unconsolidated affiliate increased $1,403 to $83,677 from $82,274 during the six months ended June 30, 2015. The increase is primarily attributed to the addition of the 24.5% ownership interest in Carbolosic SA.

The Company’s discontinued operations showed a gain of $73 for the three months ended June 30, 2016, compared to a $7,377 loss incurred in the three months ended June 30, 2015. This gain was the result of a utility refund received during the period. During the six months ended June 30, 2016 the Company’s discontinued operations decreased $25,893 to 3,125 from $29,018 during the six months ended June 30, 2015. These amounts are the result of the Company’s decision in September 2014 to divest the Company of its entertainment-related assets and subsidiaries and to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies.

Research and development (R&D) expenses for the three months ended June 30, 2016 were $2,897 as opposed to $18,463 for the three months ended June 30, 2015 and for the six months ended June 30, 2016, R&D expenses were $7,131 as opposed to $18,463 during the six months ended June 30, 2015. The decrease in R&D expenses is the result of the opening of Ek Laboratories, Inc. in June 2015 and its initial bulk purchases of gasses and other fine grade materials used in the CTS process.

Liquidity and Capital Resources

Liquidity

As of June 30, 2016 the Company had $105,842 in cash and total stockholders’ equity was $6,638,079. Total debt from continuing operations, including advances, accounts payable and other notes payable at June 30, 2016, together with interest payable thereon, was $3,107,376 a decrease of $1,989,306 from $5,096,682 at December 31, 2015. This decrease is attributable to the satisfaction of $1,250,000 in long term debt, the repayment of $1,264,000 in convertible debt and the recent addition of a $555,556 convertible note.

During the six months ended June 30, 2016, the Company’s continuing operating activities used $1,412,959 in cash. This use can be attributed to the sale of Carbolosic Plant 1 which resulted in an aggregate net amount of $1,163,609.

During the six months ended June 30, 2016 the Company’s investing activities used $170,204 in cash, which $94,662 was advanced to Carbolosic, LLC mainly for payment of the minimum annual royalty and $58,476 was used towards capitalized engineering and development plans.

During the six months ended June 30, 2016, the Company generated $1,630,076 through its financing activities. This can primarily be attributed to the retirement of $884,000 in convertible debt and $265,000 in notes payable, while simultaneously raising $2,216,994 through its ongoing offerings and securing $555,556 in convertible debt.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding the Company’s operations, the company will need to generate revenue and/or will require additional funding for ongoing operations and to finance such projects it may identify. As of June 30, 2016, the Company has raised $2,216,994 in addition to $3,730,390 raised through December 31, 2015 for a total of $5,947,384 through its private placement offerings. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information set forth in Regulation S-X and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2015.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of June 30, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the six months ended June 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by us from January 1, 2016 through the date of filing which were not registered under the Securities Act.

			Amount of
	Date of	Title of	Securities
Name of Purchaser	Sale	Security	Sold	Consideration
Luna Consultant Group, LLC	01/01/16	Common Stock	10,000	Professional services
Mimi Galbo	01/04/16	Common Stock	2,500	Professional services
James Dryer	01/04/16	Common Stock	2,500	Professional services
Iconic Holdings, LLC	01/06/16	Common Stock	233,147	Note conversion
Richard Bindler Revocable Trust	01/08/16	Common Stock	100,000	Purchased @ $0.23 per share
Group 10 Holdings, LLC	01/13/16	Common Stock	157,418	Note conversion
Richard Bindler Revocable Trust	01/20/16	Common Stock	150,000	Purchased @ $0.17 per share
Steven Sadaka	01/20/16	Common Stock	250,000	Purchased @ $0.17 per share
Iconic Holdings, LLC	01/22/16	Common Stock	657,895	Note conversion
Luna Consultant Group, LLC	01/25/16	Common Stock	400,000	Professional services
Rolnick Family LP	01/26/16	Common Stock	100,000	Purchased @ $0.24 per share
Fedelta Capitello, LLC	01/27/16	Common Stock	100,000	Purchased @ $0.24 per share
Matthew & Casey Shore	01/27/16	Common Stock	100,000	Purchased @ $0.24 per share
Nancy Burgess & David Gross	01/29/16	Common Stock	100,000	Purchased @ $0.24 per share
Jason Taylor	01/29/16	Common Stock	200,000	Purchased @ $0.24 per share
David Kantor	02/02/16	Common Stock	208,333	Purchased @ $0.24 per share
Oren Kantor	02/02/16	Common Stock	208,334	Purchased @ $0.24 per share
Carbolosic Energy 1, LLLP	03/17/16	Common Stock	3,717,785	Purchased @ $0.21 per share
USREDA, LLC	03/17/16	Common Stock	3,717,785	Purchased @ $0.21 per share
A.J. Enterprises, LLP	03/30/16	Common Stock	208,334	Purchased @ $0.24 per share
Dale A. Morrell	04/14/16	Common Stock	108,433	Purchased @ $0.24 per share
Robert Stephens Cates	04/19/16	Common Stock	100,000	Purchased @ $0.24 per share
Steven Sadaka	04/28/16	Common Stock	250,000	Professional Services
Jacob Consulting, LLC	04/29/16	Common Stock	650,000	Professional Services
Bindler Investment Group, LLC	05/04/16	Common Stock	100,000	Purchased @ $0.24 per share
Richard Bindler Revocable Trust	05/04/16	Common Stock	150,000	Purchased @ $0.24 per share
James Dryer	05/04/16	Common Stock	80,000	Professional Services
Mimi Galbo	05/04/16	Common Stock	80,000	Professional Services
Kent Jones	05/06/16	Common Stock	200,000	Purchased @ $0.24 per share
New Direction IRA, Inc. FBO	05/06/16	Common Stock	200,000	Purchased @ $0.24 per share
Kent Jones
Steven Nelson	05/11/16	Common Stock	(250,000)	Rescinded Common Stock
Mishawn Nelson	05/11/16	Common Stock	(200,000)	Rescinded Common Stock
Major League Services	05/31/16	Common Stock	52,083	Purchased @ $0.24 per share
Investment & Holdings Corp.
James Dryer	06/04/16	Common Stock	5,000	Professional Services
Mimi Galbo	06/04/16	Common Stock	5,000	Professional Services
Nancy Burgess & David Gross	06/10/16	Common Stock	150,000	Purchased @ $0.24 per share
Alissa Shapiro	06/17/16	Common Stock	100,000	Purchased @ $0.24 per share
Gavriele Kantor	06/17/16	Common Stock	100,000	Purchased @ $0.24 per share
James Dryer	07/04/16	Common Stock	5,000	Professional Services
Mimi Galbo	07/04/16	Common Stock	5,000	Professional Services
Harry Grossman	07/04/16	Common Stock	20,000	Professional Services
Newport Coast Securities, Inc.	07/13/16	Common Stock	75,000	Professional Services
John D. Lane	07/14/16	Common Stock	100,000	Purchased @ $0.24 per share
Process Engineering Associates	07/21/16	Common Stock	100,000	Professional Services
John D. Lane	07/27/16	Common Stock	250,000	Purchased @ $0.24 per share
Michael & Roslynn Levine	07/27/16	Common Stock	100,000	Purchased @ $0.24 per share
Gerard Vincent David	08/01/16	Common Stock	100,000	Purchased @ $0.24 per share
Newport Coast Securities, Inc.	08/01/16	Common Stock	20,000	Professional Services
Toby & Kim David	08/05/16	Common Stock	50,000	Purchased @ $0.24 per share

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

ALLIANCE BIOENERGY PLUS, INC.

Date: August 12, 2016	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and
Treasurer
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Daniel de Liege
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