Form 10-K/A
period 2015-12-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2016-11-09
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

First Amendment

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-181633

ALLIANCE BIOENERGY PLUS, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	45-4944960
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

400 N. Congress Avenue, Suite 130
West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (888) 607-3555

n/a

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015): $23,025,075

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (April 13, 2016): 51,708,310

Documents incorporated by reference: None.

Explanatory Note

The purpose of this Amendment No. 1 to Alliance BioEnergy Plus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), as filed with the Securities and Exchange Commission on November 8, 2016, is to revise our disclosures in Item 9A with respect to disclosure controls and procedures and internal control over financial reporting.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

1

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Alliance BioEnergy Plus, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company became subject to Securities Exchange Act Reporting Requirements in October 2012. The symbol “ALLM” is assigned for its securities. The Company’s common stock commenced trading on the OTCBB on February 5, 2014.

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

Holders

As of the date of filing, there were 51,708,310 shares of common stock outstanding and approximately 197 stockholders of record

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,550,690	$0.45	4,207,117
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,550,690	$0.45	4,207,117

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company from January 1, 2015 through the date of filing which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration

Lisa Colletti	02/06/15	Common Stock	(686,700)	Cancel Prior Issuance
Roy Sciacca	02/06/15	Common Stock	(273,515)	Cancel Prior Issuance
Joseph McNaney	02/24/15	Common Stock	(4,000,000)	Cancel Prior Issuance
Steven Sadaka	02/26/15	Common Stock	100,000	Purchase @ $0.33 per share
Steven Nelson	03/03/15	Common Stock	150,000	Purchase @ $0.44 per share
David Matthews	03/05/15	Common Stock	500,000	Employee Stock Plan
USREDA, LLC	03/13/15	Common Stock	781,250	Purchase @ $0.32 per share
USREDA, LLC	03/24/15	Common Stock	806,452	Purchase @ $0.31 per share
Jason Silverman	03/27/15	Common Stock	(9,335)	Cancel Prior Issuance
John Famularo	03/27/17	Common Stock	(28,005)	Cancel Prior Issuance
EraStar, Inc.	04/21/15	Common Stock	(100,000)	Cancel Prior Issuance
Gerard V David	05/06/15	Common Stock	35,000	Purchase @ $0.29 per share
Rick Seidner	05/11/15	Common Stock	151,515	Purchase @ $0.33 per share
Steven Sadaka	05/11/15	Common Stock	309,091	Purchase @ $0.33 per share
Mislawn Nelson	05/26/15	Common Stock	200,000	Professional Services
Steven Nelson	05/26/15	Common Stock	250,000	Professional Services
James Dryer	05/27/15	Common Stock	25,000	Professional Services
Mimi Galbo	05/27/15	Common Stock	25,000	Professional Services
Beth M. Dryden Revocable Trust	05/29/15	Common Stock	142,962	Purchase @ $0.56 per share
Beth M. Dryden Revocable Trust	06/05/15	Common Stock	44,643	Purchase @ $0.56 per share
Mark & Elizabeth B Scott	06/05/15	Common Stock	89,286	Purchase @ $0.56 per share
Luna Consultant Group, LLC	07/24/15	Common Stock	10,000	Professional Services
Caro Capital, LLC	08/13/15	Common Stock	300,000	Professional Services
Luna Consultant Group, LLC	08/25/15	Common Stock	10,000	Professional Services
James Dryer	09/04/15	Common Stock	27,500	Professional Services
Mimi Galbo	09/04/15	Common Stock	27,500	Professional Services
FMW Media Works Corp.	09/09/15	Common Stock	100,000	Professional Services
Accredited Investor Preview	09/10/15	Common Stock	100,000	Professional Services
Luna Consultant Group, LLC	09/25/15	Common Stock	10,000	Professional Services
James Dryer	10/01/15	Common Stock	2,500	Professional Services
Mimi Galbo	10/01/15	Common Stock	2,500	Professional Services

Luna Consultant Group, LLC	10/23/15	Common Stock	10,000	Professional Services
James Dryer	11/01/15	Common Stock	2,500	Professional Services
Mimi Galbo	11/01/15	Common Stock	2,500	Professional Services
Steven Sadaka	11/16/15	Common Stock	250,000	Professional Services
Anthony Santelli, II	11/17/15	Common Stock	135,136	Purchase @ $0.37 per share
Santelli Partners	11/17/15	Common Stock	135,136	Purchase @ $0.37 per share
Luna Consultant Group, LLC	11/24/15	Common Stock	10,000	Professional Services
Steven Sadaka	11/25/15	Common Stock	156,250	Purchase @ $0.32 per share
Oren Kantor	11/25/15	Common Stock	78,125	Purchase @ $0.32 per share
Matthew & Casey Shore	11/25/15	Common Stock	156,250	Purchase @ $0.32 per share
James Dryer	12/01/15	Common Stock	2,500	Professional Services
Mimi Galbo	12/01/15	Common Stock	2,500	Professional Services
Steven Sadaka	12/08/15	Common Stock	100,000	Purchase @ $0.29 per share
Megan Kantor	12/08/15	Common Stock	100,000	Purchase @ $0.29 per share
Fedelta Capitello, LLC	12/08/15	Common Stock	100,000	Purchase @ $0.29 per share
Steven Sadaka	12/08/15	Common Stock	250,000	Convertible Debenture Conversion
Accredited Investor Preview	12/10/15	Common Stock	150,000	Professional Services
Luna Consultant Group, LLC	01/01/16	Common Stock	10,000	Professional Services
James Dryer	01/04/16	Common Stock	2,500	Professional Services
Mimi Galbo	01/04/16	Common Stock	2,500	Professional Services
Iconic Holdings, LLC	01/06/16	Common Stock	233,147	Convertible Debenture Conversion
Richard Bindler Revocable Trust	01/08/16	Common Stock	100,000	Purchase @ $0.23 per share
Group 10 Holdings, LLC	01/13/16	Common Stock	157,418	Convertible Debenture Conversion
Richard Bindler Revocable Trust	01/20/16	Common Stock	150,000	Purchase @ $0.16 per share
Steven Sadaka	01/20/16	Common Stock	250,000	Purchase @ $0.17 per share
Iconic Holdings, LLC	01/22/16	Common Stock	657,895	Convertible Debenture Conversion
Luna Consultant Group, LLC	01/25/16	Common Stock	400,000	Professional Services
Rolnick Family LP	01/26/16	Common Stock	100,000	Purchase @ $0.24 per share
Matthew & Casey Shore	01/27/16	Common Stock	100,000	Purchase @ $0.24 per share
Fedelta Capitello, LLC	01/27/16	Common Stock	100,000	Purchase @ $0.24 per share
Nancy Burgess & David Gross	01/29/16	Common Stock	100,000	Purchase @ $0.24 per share
Jason Taylor	01/29/16	Common Stock	200,000	Purchase @ $0.24 per share
Oren Kantor	02/02/16	Common Stock	208,334	Purchase @ $0.24 per share
David Kantor	02/02/16	Common Stock	208,333	Purchase @ $0.24 per share
USREDA, LLC	03/05/16	Common Stock	3,717,785	Purchase @ $0.20 per share
Carbolosic Energy 1, LLLP	03/05/16	Common Stock	3,717,785	Purchase @ $0.20 per share
A.J. Enterprises, LLP	03/30/16	Common Stock	208,334	Purchase @ $0.24 per share

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

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by, and information currently available to, its management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that the Company desires to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation — Risk Factors” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

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

Results of Operations

Comparison of the year ended December 31, 2015 to December 31, 2014

For the year ended December 31, 2015 the Company’s general and administrative expenses decreased by approximately $2,484,940 to $5,330,832 from $7,815,772 for the year ended December 31, 2014. This decrease is primarily the result of a reduction in legal, accounting and consulting fees from $6,668,686 to $2,790,830, of which $2,281,273 is non-cash stock compensation. This reflects a $3,877,856 reduction in these fees. The Company recognized no revenues from continuing operations during the fiscal year ended December 31, 2015 or December 31, 2014..

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

Research and development (R&D) costs for the year ended December 31, 2015 were $27,642, an increase of $26,677 from $965 for the year ended December 31, 2014. The increase in R&D expenses is the result of the opening of Ek Labortories, Inc. in June 2015 and its purchases of gasses and other fine grade materials used in the CTS process.

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

21

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenue, has recurring losses since inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

April 7, 2016

Alliance BioEnergy Plus, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$62,054	$205,969
Prepaid expenses	743,738	470,612
Deferred financing costs	54,278	-
Current assets of discontinued operations	-	11,263
TOTAL CURRENT ASSETS	860,070	687,844

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $59,919 AND $15,883 AT DECEMBER 31, 2015 AND DECEMBER 31, 2014, RESPECTIVELY	310,576	140,387

Other assets
Security deposits	18,965	7,278
Capitalized fees	202,021	-
Investment in and advances to an unconsolidated affiliate	7,433,024	7,497,437
Long term assets of discontinued operations	-	-
TOTAL OTHER ASSETS	7,654,010	7,504,715
TOTAL ASSETS	$8,824,656	$8,332,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$387,442	$182,295
Payable relating to an acquisition - Related party	2,031,258	2,031,258
Short term note payable – Related party	71,000	71,000
Short-term note payable – Other	265,000	-
Convertible debentures payable - Other	999,000	-
Interest payable – Related Party	9,036	5,486
Interest payable – Other	83,946	1,417
Current liabilities of discontinued operations	36,148	733,762
TOTAL CURRENT LIABILITIES	3,882,830	3,025,218
Long term liabilities
Long term notes payable – Other	1,250,000	1,250,000
TOTAL LONG TERM LIABILITIES	1,250,000	1,250,000
TOTAL LIABILITIES	5,132,830	4,275,218

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 41,084,279 shares issued and outstanding at December 31, 2015 and 40,340,738 shares issued and outstanding at December 31, 2014	41,084	40,341
Stock Subscription Receivable	(5,000)	(10,000)
Additional paid-in capital	21,160,997	16,374,470
Accumulated deficit	(17,052,797)	(12,208,326)
Total stockholders’ equity	4,144,284	4,196,485
Non-controlling interest	(452,458)	(138,757)
TOTAL EQUITY	3,691,826	4,057,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,824,656	$8,332,946

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year Ended	For The Year Ended
	December 31, 2015	December 31, 2014

Revenues	$-	$-

Operating expense
General and administrative	5,330,832	7,815,772
Total operating expenses	5,330,832	7,815,772

Loss from operations	(5,330,832)	(7,815,772)

Other expenses
Equity loss in an unconsolidated affiliate	180,354	208,113
Beneficial conversion features	125,861	-
Interest expense – related party	3,582	1,629
Interest expense – other	185,812	9,516
Total other expenses	(495,609)	(219,258)

Loss from continuing operations	(5,826,441)	(8,035,030)

Discontinued operations
Loss from operations	31,731	978,490
Debt forgiveness	(700,000)	-
Asset impairment	-	924,040
Gain (loss) from discontinued operations	668,269	(1,902,530)

Loss before provisions for income taxes	$(5,158,172)	$(9,937,560)
Provisions for income taxes	-	-
Net loss	(5,158,172)	(9,937,560)
Net loss attributable to non-controlling interest	(313,701)	(138,543)
Net loss attributable to Company	$(4,844,471)	$(9,799,017)

Basic and diluted net loss per share
Continuing operations	(0.16)	(0.22)
Discontinued operations	(0.02)	(0.05)
Net loss per share	$(0.14)	$(0.27)

Weighted average common shares outstanding
Basic and Diluted	38,988,918	37,029,419

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Stock Subscription	Additional Paid -in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	(Deficiency)
Balance as of January 1, 2014	32,840,476	$32,841	-	-	$(10,000)	$8,930,015	$(2,409,309)	$(214)	$6,543,333
Issuance of common stock for services	5,689,503	5,690	-	-	-	6,021,897	-	-	6,027,587
Cancellation of common stock for prepaid expenses	(2,000,000)	(2,000)	-	-	-	(1,498,000)	-	-	(1,500,000)
Issuance of 500,000 warrants for services	-	-	-	-	-	278,850	-	-	278,850
Issuance of common stock in connection with conversion of notes payable	458,333	458	-	-	-	57,404	-	-	57,862
Issuance of common stock for cash	3,203,295	3,203	-	-	-	2,398,977	-	-	2,402,180
Cancellation of common stock from acquisition (1)	(116,869)	(117)	-	-	-	(13,907)	-	-	(14,024)
Issuance of common stock for acquisition (2)	266,000	266	-	-	-	199,234	-	-	199,500
Net loss	-	-	-	-	-	-	(9,799,017)	(138,543)	(9,937,560)
Balance as of December 31, 2014	40,340,738	$40,341	-	-	$(10,000)	$16,374,470	$(12,208,326)	$(138,757)	$4,057,728
Issuance of common stock for services	1,670,000	1,670	-	-	5,000	848,730	-	-	855,400
Rescission of common stock	(4,600,000)	(4,600)	-	-	-	4,600	-	-	-
Issuance of 4,130,000 warrants for services	-	-	-	-	-	2,074,698	-	-	2,074,698
Rescission of 2,500,000 warrants	-	-	-	-	-	(255,612)	-	-	(255,612)
Issuance of 3,421,100 warrants through PPM	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash	3,421,096	3,421	-	-	-	1,158,788	-	-	1,162,209
Common stock issued under employee, director plan	500,000	500	-	-	-	239,500	-	-	240,000
Issuance of 1,967,356 options under employee, director plan	-	-	-	-	-	625,575	-	-	625,575
Issuance of common stock in connection with conversion of notes payable	250,000	250	-	-	-	89,750	-	-	90,000
Cancellation of common stock from acquisition (1)	(497,555)	(498)	-	-	-	498	-	-	-
Expiration of 500,000 options	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(4,844,471)	(313,701)	(5,158,172)
Balance as of December 31, 2015	41,084,279	$41,084	-	$-	$(5,000)	$21,160,997	$(17,052,797)	$(452,458)	$3,691,826

(1)	Stock issued for rights to two partially-completed television series “World Star” and “Making of a Saint: The Journey to Sainthood”
(2)	Stock issued for acquisition of AMG Energy Group, LLC

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended	For The Year Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities
Net loss from continuing operations	(5,826,441)	(8,035,030)
Net loss from discontinued operations	668,269	(1,902,530)
Net loss	$(5,158,172)	$(9,937,560)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	233,758	13,042
Accrued interest on convertible debentures	185,812	-
Beneficial conversion feature	125,861	-
Stock based compensation for services	676,525	6,027,587
Issuance of warrants for services	1,669,006	23,237
Stock based compensation awarded under employee, director plan	240,000	-
Issuance of options under employee, director plan	625,575	-
Equity loss in an unconsolidated affiliate	180,354	208,113
Changes in operating assets and liabilities
Prepaid expenses	55,829	(181,158)
Accounts payable and accrued liabilities	98,173	(14,494)
Net cash (used in) operating activities – continuing operations	(1,735,548)	(1,958,703)
Changes in discontinued operations assets and liabilities
Accounts payable and accrued liabilities	(1,656)	60,925
Asset Impairment	-	924,040
Legal settlement relating to an acquisition	(700,000)	-
Net cash (used in) operating activities – discontinued operations	(33,387)	(917,565)
Net cash (used in) operating activities	(1,768,935)	(2,876,268)

Cash flows from investing activities
Purchase of property and equipment	(214,225)	(138,864)
Security deposit	(11,687)	(4,278)
Capitalized fees	(202,021)	-
Investment in and advance to an unconsolidated affiliate	(115,941)	(246,227)
Net cash (used in) investing activities – continuing operations	(543,874)	(389,369)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(543,874)	(389,369)

Cash flows from financing activities
Debt payment relating to an acquisition	-	(168,742)
Proceeds from short-term note payable – related party	10,290	-
Proceeds from short-term note payable – other	265,000	-
Proceeds from long-term note payable – other	-	1,250,000
Net proceeds from issuance of common stock	1,162,209	2,402,180
Proceeds from issuance of convertible debt	1,296,000	-
Repayment of convertible debt	(310,283)	(20,000)
Repayment of short-term note payable – related party	(10,290)	-
Payment of accrued interest	(32)	-
Deferred financing costs	(244,000)	-
Net cash provided by financing activities – continuing operations	2,168,894	3,463,438
Net cash (used in) financing activities – discontinued operations	-	(40,800)
Net cash provided by financing activities	2,168,894	3,422,638

Net (decrease) increase in cash and cash equivalents	(143,915)	157,001

Cash and cash equivalent at beginning of the period	205,969	48,968
Cash and cash equivalent at end of the period	62,054	205,969

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$59,527	$-
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$90,000	$50,000
Conversion of Interest to Common Stock		7,863
Common stock issued for investment in Carbolosic		199,500
Issuance of warrants for future services		255,612
Common stock (returned) issued recorded for prepaid expense		(1,500,000)
Reversal of common stock issued for investment in discontinued operations		(14,024)
Common stock issued for future services	178,875	-
Warrants issued for future services	405,692	-
Rescinded warrants for future services	(255,612)

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

Management believes that the Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of stock or borrow additional funds. The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company intends to raise additional capital, sell licenses to its CTS technology and continue constructing its full scale demonstration facility which, once operational, is expected to generate cash flow in amounts sufficient to cover the Company’s operating expenses and debt service.

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

Investments in non-consolidated affiliates

Investments in non-consolidated affiliates are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment are accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

The following is a condensed balance sheet and statement of operations of the unconsolidated affiliates as of December 31, 2015 and 2014.

Condensed Balance Sheet of Non-Consolidated Affiliates

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$83	$1,000
TOTAL ASSETS	$83	$1,000

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$238,399	$35,000
Interest payable	12,864	1,218
Current notes payable	539,189	381,008
TOTAL CUURENT LIABILITIES	790,452	417,226

STOCKHOLDERS EQUITY
Accumulated deficit	(790,369)	(416,226)
TOTAL EQUITY	(790,369)	(416,226)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$83	$1,000

Condensed Statement of Operations of Non-Consolidated Affiliates

	For The Year Ended	For The Year Ended
	December 31, 2015	December 31, 2014

Revenues	$-	$-

Operating Expenses
Royalties	47,500	35,000
Legal fees	107,959	377,330
General and administrative	207,038	2,678
Total operating expenses	(362,497)	(415,008)

Other expenses
Interest expense	11,646	1,218
Total other expenses	(11,646)	(1,218)

Loss from operations	$(374,143)	$(416,226)

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	December 31, 2015	December 31, 2014

Carrying amounts of major classes of assets included as part of discontinued operations
Prepaid expenses	-	11,263
Total assets of the discontinued operation	$-	$11,263

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$36,148	$733,762
Total liabilities of the discontinued operation	$36,148	$733,762

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	December 31,
	2015	2014
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	$-	$36,540
Cost of Sales	-	(23,189)
Selling, general and administrative	(31,731)	(991,103)
Interest expense	-	(738)
Loss on impairment	-	(924,040)
Debt forgiveness from legal settlement	700,000
Loss from discontinued operations	$668,269	$(1,902,530)

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

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (also its principal executive officer) and its chief financial officer (also its principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015 to a reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion. This conclusion resulted from the lack of separation of duties within the Company and lack of a functioning Audit Committee.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

(d) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Charles F Sills became a director of the Company in July 2015. Mr. Sills has extensive experience planning and directing international industrial, infrastructure, environmental and energy initiatives, having served as a member of the Danube Task Force, the governing council that ran the Danube Basin Environmental Restoration Program led by the World Bank, the European Bank for Reconstruction & Development and the UN Development Program, involving 13 countries from Austria to Moldova. He also served on the Japan-U.S. Joint Fund for Social & Economic Development in Central/Eastern Europe, the Helsinki Commission focused on the environmental clean-up of the Baltic Sea, the Kaliningrad Defense Conversion Initiative, and the NGO Delegation to NAFTA, where he helped draft the Environmental Supplements. Mr. Sills was responsible for securing major funding support for the Smithsonian Institute’s biodiversity preservation/cancer cure research program in Brazil’s Amazon region; for the Sassari, Sardinia symposium on ozone depletion organized by the International Council of Scientific Unions; and for the White House Presidential Awards program sponsored by the President’s Council on Sustainable Development.

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

He has extensive experience in Government Contracting, and an advocate for Small Business access to Federal and Military contracting opportunities, serving as a member of the U.S. Chamber of Commerce’s Small Business Council, and an observer to the White House sponsored Inter-Agency Task Force on Veterans Business Development. He is President of FED/Contracting LLC, a consultancy that assists Small Businesses in partnering with Prime Contractors, and helps the Prime Contractors qualify Veteran and Minority vendors as teammates for project opportunities with mandated Diversity Supplier content. Based on the U.S. Defense Dept. ‘Mentor-Protégé’ program that he managed, Trillacorpe Construction, a Service-Disabled Veteran-Owned Small Business, was awarded the 2010 Defense Department Nunn-Perry Award for “superior performance in the areas of business growth and return on investment, Government contracting, technical performance and quality management”.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2015, all reports required to be filed were filed on a timely basis.

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

Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plans	Non-Qualified Deferred Comp on Earnings	Other	Total

Daniel de Liege	2015	240,000	3,508	-	-	-	-	-	$243,508
(President / CEO)	2014	200,000	-	-	-	-	-	-	$200,000
	2013	-	-	-	-	-	-	25,000	$25,000
	2012	-	-	-	-	-	-	12,950	$12,950

Mark Koch (2)	2015	-	-	-	-	-	-	-	-
(Former Director)	2014	200,000	-	-	-	-	-	-	$200,000

Charles F. Sills	2015	18,333	-	-	45,641	-	-	-	$63,974

George D. Bolton	2015	-	-	-	65,576	-	-	-	$65,576

Joseph McNaney	2015	-	-	-	767,705	-	-	-	$767,705
(Former Director)	2014	180,000	-	4,200,000 (1)	-	-	-	-	$4,380,000

(1)	The stock award was rescinded in February 2015

(2)	A company owned by Mark Koch entered into a consulting agreement with the Company in January 2015, calling for monthly payments of $20,000

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of the date of filing, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	No of Shares (2)	% Owned (1)		Capacity
Daniel de Liege	5,337,005		7.349%	Chief Executive Officer,
400 N. Congress Ave., Suite 130		.		President and Director
West Palm Beach , FL 33401

Joseph Walsh (5)	20,944,308		28.840%	Director
400 N. Congress Ave., Suite 130
West Palm Beach, FL 33401

Charles F. Sills	100,000		**	Director
400 N. Congress Ave., Suite 130
West Palm Beach, FL 33401

George D. Bolton	157,506		**	Director
400 N. Congress Ave., Suite 130
West Palm beach, FL 33401

All officers and directors as a group (four persons)	26,538,819		36.544%

Mark W. Koch (3)	4,219,175		5.810%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach , FL 33401

Johan Sturm (4)	4,893,783		6.739%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach , FL 33401

** less than one percent

(1)	This table is based upon 51,708,310 shares of common stock issued and outstanding and 20,913,457 warrants and options vested and exercisable as of the date of filing.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 1,666,142 Shares owned by Mark W. Koch, 1,505,577 shares owned by MWK Holdings, Inc., 500,000 shares owned by MWK Holdings 1, LLC, and 678,580 shares owned by CTWC, LLC., the beneficial owner of which is Mark Koch.

(4)	Includes 2,899,766 shares owned by Willem Johan Sturm and Marie M Veronique Sturm and 2,005,132 shares owned by Animated Family Films, Inc., the beneficial owner of which is Johan Sturm. Johan Sturm resigned as a director of the Company on November 10, 2014.

(5)	Includes 6,638,821 shares and 6,087,702 fully vested and exercisable warrants owned by United States Regional Economic Development Authority, LLC and 3,717,785 shares and 4,500,000 fully vested and exercisable warrants owned by Carbolosic Energy 1, LLLP of which the beneficial owner is Joseph Walsh.

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

The Board of Directors Preapproval Policies

The Company does not currently have a functioning audit committee and the Company’s entire board of directors handles the functions that would otherwise be handled by an audit committee. The company expects to designate an audit committee of its board of directors in the near future. Before an independent auditor is engaged by the Company to render audit or non-audit services, the Company’s board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Company’s board of directors regarding its engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, its board of directors is informed of each service provided, and such policies and procedures do not include delegation of its board of directors’ responsibilities under the Exchange Act to its management. The Company’s board of directors may delegate to one or more designated members of its board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If the board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2015, 100% of audit-related services, tax services and other services performed by the Company’s independent auditors were pre-approved by its board of directors.

The Company’s board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

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

Alliance BioEnergy Plus, Inc.
(Registrant)

By	/s/ Daniel de Liege
Daniel de Liege
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date	November 9, 2016

By	/s/ Daniel de Liege
Daniel de Liege
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	November 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Daniel de Liege
Daniel de Liege
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

Date	November 9, 2016

By	/s/ Troy Lorenz
Troy Lorenz
Director

Date	November 9, 2016

By	/s/ George D. Bolton
George D. Bolton
Director

Date	November 9, 2016

By	/s/ Charles F. Sills
Charles F. Sills
Director

Date	November 9, 2016

