Form 10-Q/A
period 2016-03-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2016-11-09
CIK 1549145

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 52,166,742 shares of common stock outstanding as of May 13, 2016

Explanatory Note

The purpose of this Amendment No. 1 to Alliance BioEnergy Plus, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 8, 2016, is to revise our disclosures in Item 4 with respect to disclosure controls.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

2

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$61,164	$62,054
Prepaid expenses	355,571	743,738
Deferred financing costs	-	54,278
TOTAL CURRENT ASSETS	416,735	687,844
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $77,968 AND $59,919 AT MARCH 31, 2016 AND DECEMBER 31, 2015, RESPECTIVELY	298,726	310,576
Other assets
Security deposits	18,965	18,965
Capitalized costs	202,021	202,021
Investment in and advances to unconsolidated affiliates	7,472,943	7,433,024
TOTAL OTHER ASSETS	7,693,929	7,654,010
TOTAL ASSETS	$8,409,390	$8,824,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$275,060	$387,442
Payable relating to an acquisition – related party	2,031,258	2,031,258
Short term note payable – related party	71,000	71,000
Short term note payable – other	-	265,000
Convertible debentures	150,000	999,000
Interest payable – related party	9,921	9,036
Interest payable – other	89,055	83,946
Current liabilities of discontinued operations	36,148	36,148
TOTAL CURRENT LIABILITIES	2,662,442	3,882,830
Long term liabilities
Long term note payable – Other	-	1,250,000
TOTAL LONG TERM LIABILITIES	-	1,250,000
TOTAL LIABILITIES	$2,662,442	$5,132,830

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,708,310 shares issued and outstanding at March 31, 2016 and 41,084,279 shares issued and outstanding at December 31, 2015	51,708	41,084
Stock subscription receivable	(5,000)	(5,000)
Additional paid-in capital	23,889,462	21,160,997
Accumulated deficit	(17,738,528)	(17,052,797)
Total stockholders’ equity	6,197,642	4,144,284
Non-controlling interest	(450,694)	(452,458)
TOTAL EQUITY	$5,746,948	$3,691,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,409,390	$8,824,656

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

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net loss from continuing operations	(680,769)	(1,073,818)
Net income (loss) from discontinued operations	(3,198)	678,360
Net loss	$(683,967)	$(395,458)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	18,049	5,774
Amortization of non-cash compensation	450,116	-
Deferred financing costs	54,278	-
Sale of subsidiary	(1,163,609)	-
Beneficial conversion feature	92,440	-
Stock based compensation for services	44,499	227,784
Issuance of warrants for services	56,654	-
Stock based compensation awarded under employee, director plan	-	240,000
Issuance of options awarded under employee, director plan	190,720	-
Equity loss in unconsolidated affiliates	41,330	39,590
Changes in operating assets and liabilities
Prepaid expenses	8,092	99,136
Accrued interest - other	41,596	-
Accounts payable and accrued liabilities	14,364	33,941
Net cash (used in) operating activities – continuing operations	(832,240)	(427,593)
Changes in discontinued operations assets and liabilities
Accounts payable and accrued liabilities	-	13,649
Legal settlement relating to an acquisition	-	(700,000)
Net cash (used in) operating activities – discontinued operations	(3,198)	(7,991)
Net cash (used in) operating activities	(835,438)	(435,584)

Cash flows from investing activities
Purchase of property and equipment	(6,199)	(185,611)
Security deposit	-	(15,965)
Investment in and advances to an unconsolidated affiliate	(81,249)	(63,980)
Net cash (used in) investing activities – continuing operations	(87,448)	(265,556)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(87,448)	(265,556)

Cash flows from financing activities
Net proceeds from issuance of common stock	1,914,470	533,000
Proceeds from issuance of convertible debt	-	143,000
Payment of convertible debt	(734,000)	-
Payment of short-term note payable – other	(265,000)	-
Disgorgement fees	6,526	-
Net cash provided by financing activities – continuing operations	921,996	676,000
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	921,996	676,000

Net (decrease) in cash and cash equivalents	(890)	(25,140)

Cash and cash equivalent at beginning of the period	62,054	205,969
Cash and cash equivalent at end of the period	$61,164	$180,829

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$422,991	$14,973
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$333,301	$-
Common stock issued for future services	120,001	-
Warrants issued for future services	72,918	-

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

●	In February 2016, due to economic and political turmoil in South Africa, members of Tes Projects (Pty) Ltd and Jupiter Trust resigned from management and from the Board of Carbolosic SA and returned all ownership interest in Carbolosic SA to the Carbolosic SA treasury. Spearhead Capital intends to continue operations of Carbolosic SA but at this time there is no guarantee that they will be successful in securing the needed funds or contracts to do so. The Company will evaluate its position in Africa in the coming months and decide on a path forward.

●	EK, was created in December 2014 under the name Central Florida Institute of Science and Technology, Inc. and changed its name to Ek Laboratories, Inc. on June 05, 2015. EK was formed as a wholly owned subsidiary of AMG Energy, to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	March 31, 2016	December 31, 2015

Carrying amounts of major classes of assets included as part of discontinued operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$36,148	$36,148
Total liabilities of the discontinued operation	$36,148	$36,148

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	Three months ended
	March 31,	March 31,
	2016	2015
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	-	-
Selling, general and administrative	(3,198)	(21,640)
Debt forgiveness from legal settlement	-	700,000
Gain (Loss) from discontinued operations	$(3,198)	$678,360

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

●	Contemporaneously, Carbolosic SA’s shareholders entered into an agreement whereby, among other matters, it was agreed that ownership of Carbolosic SA shall be 43.5% for Tes Projects (Pty) Ltd, a South African company (“Tes”), 24.5 % for Spearhead Capital Ltd, a Seychelles company (“Spearhead”), 7.5% for Jupiter Trust, a South African Trust (“Jupiter”) and 24.5% for Alliance BioEnergy Plus, Inc. TES, Spearhead and Jupiter are all unrelated to the Company. The interests of Tes and Jupiter are delivered in consideration of the funding or guarantee of funding of the License Fee; Spearhead’s interest is in consideration of facilitating the Sublicense transaction; and the Company’s interest is in exchange for the delivery to Carbolosic SA of a 24.5% interest in one of the Company’s CTS sugar extracting plants to be developed in the United States.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are not effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

(b) Changes in Internal Control over Financial Reporting

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
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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

ALLIANCE BIOENERGY PLUS, INC.

Date: November 9, 2016	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document*

XBRL Taxonomy Extension Schema Document*

XBRL Taxonomy Extension Calculation Linkbase Document*

XBRL Taxonomy Extension definition Linkbase Document*

XBRL Taxonomy Extension Label Linkbase Document*

XBRL Taxonomy Extension Presentation Linkbase Document*

* Previously filed

