Form 10-Q/A
period 2016-06-30
ALLIANCE BIOENERGY PLUS, INC.
filed 2016-11-09
CIK 1549145

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

Explanatory Note

The purpose of this Amendment No. 1 to Alliance BioEnergy Plus, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 12, 2016, is to revise our disclosures in Item 4 with respect to disclosure controls and procedures.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

2

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$105,842	$62,054
Prepaid expenses	1,059,564	743,738
Deferred financing costs	41,667	54,278
TOTAL CURRENT ASSETS	1,207,073	860,070
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $96,422 AND $59,919 AT JUNE 30, 2016 AND DECEMBER 31, 2015, RESPECTIVELY	292,110	310,576
Other assets
Security deposits	17,994	18,965
Capitalized costs	260,497	202,021
Investment in and advances to unconsolidated affiliates	7,444,009	7,433,024
TOTAL OTHER ASSETS	7,722,500	7,654,010
TOTAL ASSETS	$9,221,683	$8,824,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$383,200	$387,442
Payable relating to an acquisition – related party	2,031,258	2,031,258
Short term note payable – related party	71,000	71,000
Short term note payable – other	-	265,000
Convertible debentures	555,556	999,000
Interest payable – related party	10,806	9,036
Interest payable – other	55,556	83,946
Current liabilities of discontinued operations	36,148	36,148
TOTAL CURRENT LIABILITIES	3,143,524	3,882,830
Long term liabilities
Long term note payable – Other	-	1,250,000
TOTAL LONG TERM LIABILITIES	-	1,250,000
TOTAL LIABILITIES	$3,143,524	$5,132,830

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 53,588,825 shares issued and outstanding at June 30, 2016 and 41,084,279 shares issued and outstanding at December 31, 2015	53,589	41,084
Stock subscription receivable	(5,000)	(5,000)
Additional paid-in capital	25,779,388	21,160,997
Accumulated deficit	(19,189,898)	(17,052,797)
Total stockholders’ equity	6,638,079	4,144,284
Non-controlling interest	(559,920)	(452,458)
TOTAL EQUITY	$6,078,159	$3,691,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,221,683	$8,824,656

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

Condensed Balance Sheet of Non-Consolidated Affiliates

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$49	$83
Total Current Assets	49	83
Other Assets
Prepaid Expenses	17,500	-
Total Other Assets	17,500	-
TOTAL ASSETS	$17,549	$83

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$297,177	$238,399
Interest payable	21,467	12,864
Current notes payable	627,794	539,189
TOTAL CURRENT LIABILITIES	946,438	790,452

STOCKHOLDERS EQUITY
Accumulated deficit	(928,889)	(790,369)
TOTAL EQUITY	(928,889)	(790,369)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$17,549	$83

Condensed Statement of Operations of Non-Consolidated Affiliate

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30,2015

Revenues	$-	$-	$-	$-

Operating Expenses
Royalties	17,500	10,000	35,000	20,000
General and administrative	62,554	72,617	152,686	139,619
Total operating expenses	(80,054)	(82,617)	(187,686)	(159,619)

Other expenses
Interest expense	4,640	2,750	8,603	4,928
Total other expenses	(4,640)	(2,750)	(8,603)	(4,928)

Loss from operations	$(84,694)	$(85,367)	$(196,289)	$(164,547)

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	June 30, 2016	December 31, 2015

Carrying amounts of major classes of assets included as part of discontinued operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$36,148	$36,148
Total liabilities of the discontinued operation	$36,148	$36,148

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	-	-		-
Selling, general and administrative	73	(7,377)	(3,125)	(29,018)
Debt forgiveness from legal settlement	-	-		700,000
Gain (Loss) from discontinued operations	$73	$(7,377)	$(3,125)	$670,982

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by, and information currently available to, its management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that the Company desires to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation ———— Risk Factors” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by us from January 1, 2016 through the date of filing which were not registered under the Securities Act.

	Date of	Title of	Amount of Securities
Name of Purchaser	Sale	Security	Sold	Consideration
Luna Consultant Group, LLC	01/01/16	Common Stock	10,000	Professional services
Mimi Galbo	01/04/16	Common Stock	2,500	Professional services
James Dryer	01/04/16	Common Stock	2,500	Professional services
Iconic Holdings, LLC	01/06/16	Common Stock	233,147	Note conversion
Richard Bindler Revocable Trust	01/08/16	Common Stock	100,000	Purchased @ $0.23 per share
Group 10 Holdings, LLC	01/13/16	Common Stock	157,418	Note conversion
Richard Bindler Revocable Trust	01/20/16	Common Stock	150,000	Purchased @ $0.17 per share
Steven Sadaka	01/20/16	Common Stock	250,000	Purchased @ $0.17 per share
Iconic Holdings, LLC	01/22/16	Common Stock	657,895	Note conversion
Luna Consultant Group, LLC	01/25/16	Common Stock	400,000	Professional services
Rolnick Family LP	01/26/16	Common Stock	100,000	Purchased @ $0.24 per share
Fedelta Capitello, LLC	01/27/16	Common Stock	100,000	Purchased @ $0.24 per share
Matthew & Casey Shore	01/27/16	Common Stock	100,000	Purchased @ $0.24 per share
Nancy Burgess & David Gross	01/29/16	Common Stock	100,000	Purchased @ $0.24 per share
Jason Taylor	01/29/16	Common Stock	200,000	Purchased @ $0.24 per share
David Kantor	02/02/16	Common Stock	208,333	Purchased @ $0.24 per share
Oren Kantor	02/02/16	Common Stock	208,334	Purchased @ $0.24 per share
Carbolosic Energy 1, LLLP	03/17/16	Common Stock	3,717,785	Purchased @ $0.21 per share
USREDA, LLC	03/17/16	Common Stock	3,717,785	Purchased @ $0.21 per share
A.J. Enterprises, LLP	03/30/16	Common Stock	208,334	Purchased @ $0.24 per share
Dale A. Morrell	04/14/16	Common Stock	108,433	Purchased @ $0.24 per share
Robert Stephens Cates	04/19/16	Common Stock	100,000	Purchased @ $0.24 per share
Steven Sadaka	04/28/16	Common Stock	250,000	Professional Services
Jacob Consulting, LLC	04/29/16	Common Stock	650,000	Professional Services
Bindler Investment Group, LLC	05/04/16	Common Stock	100,000	Purchased @ $0.24 per share
Richard Bindler Revocable Trust	05/04/16	Common Stock	150,000	Purchased @ $0.24 per share
James Dryer	05/04/16	Common Stock	80,000	Professional Services
Mimi Galbo	05/04/16	Common Stock	80,000	Professional Services

Kent Jones	05/06/16	Common Stock	200,000	Purchased @ $0.24 per share
New Direction IRA, Inc. FBO Kent Jones	05/06/16	Common Stock	200,000	Purchased @ $0.24 per share
Steven Nelson	05/11/16	Common Stock	(250,000)	Rescinded Common Stock
Mishawn Nelson	05/11/16	Common Stock	(200,000)	Rescinded Common Stock
Major League Services Investment & Holdings Corp.	05/31/16	Common Stock	52,083	Purchased @ $0.24 per share
James Dryer	06/04/16	Common Stock	5,000	Professional Services
Mimi Galbo	06/04/16	Common Stock	5,000	Professional Services
Nancy Burgess & David Gross	06/10/16	Common Stock	150,000	Purchased @ $0.24 per share
Alissa Shapiro	06/17/16	Common Stock	100,000	Purchased @ $0.24 per share
Gavriele Kantor	06/17/16	Common Stock	100,000	Purchased @ $0.24 per share
James Dryer	07/04/16	Common Stock	5,000	Professional Services
Mimi Galbo	07/04/16	Common Stock	5,000	Professional Services
Harry Grossman	07/04/16	Common Stock	20,000	Professional Services
Newport Coast Securities, Inc.	07/13/16	Common Stock	75,000	Professional Services
John D. Lane	07/14/16	Common Stock	100,000	Purchased @ $0.24 per share
Process Engineering Associates	07/21/16	Common Stock	100,000	Professional Services
John D. Lane	07/27/16	Common Stock	250,000	Purchased @ $0.24 per share
Michael & Roslynn Levine	07/27/16	Common Stcok	100,000	Purchased @ $0.24 per share
Gerard Vincent David	08/01/16	Common Stock	100,000	Purchased @ $0.24 per share
Newport Coast Securities, Inc.	08/01/16	Common Stock	20,000	Professional Services
Toby & Kim David	08/05/16	Common Stock	50,000	Purchased @ $0.24 per share

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

* Previously filed

