Form 10-Q
period 2016-09-30
ALLIANCE BIOENERGY PLUS, INC.
filed 2016-11-15
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2016

Commission File Number: 000-54942

ALLIANCE BIOENERGY PLUS, INC.

(Exact name of registrant as specified in its charter)

Nevada	4 5-4944960
(State of organization)	(I.R.S. Employer Identification No.)

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

Common Stock $.001 par value

There were 59,344,925 shares of common stock outstanding as of November 14, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1 0,840	$6 2,054
Prepaid expenses	902,039	743,738
Deferred financing costs	27,778	54,278
TOTAL CURRENT ASSETS	940,657	860,070
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $115,097 AND $59,919 AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015, RESPECTIVELY	273,435	310,576
Other assets
Security deposits	16,305	18,965
Capitalized costs	260,497	202,021
Investment in and advances to unconsolidated affiliates	7,419,619	7,433,024
TOTAL OTHER ASSETS	7,696,421	7,654,010
TOTAL ASSETS	$8,910,513	$8,824,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$431,973	$387,442
Payable relating to an acquisition – related party	2,031,258	2,031,258
Short term note payable – related party	71,000	71,000
Short term note payable – other	-	265,000
Convertible debentures	555,556	999,000
Interest payable – related party	11,701	9,036
Interest payable – other	55,556	83,946
Current liabilities of discontinued operations	36,148	36,148
TOTAL CURRENT LIABILITIES	3,193,192	3,882,830
Long term liabilities
Long term note payable – Other	-	1,250,000
TOTAL LONG TERM LIABILITIES	-	1,250,000
TOTAL LIABILITIES	$3 ,193,192	$5 ,132,830

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 55,899,825 shares issued and outstanding at September 30, 2016 and 41,084,279 shares issued and outstanding at December 31, 2015	55,900	41,084
Stock subscription receivable	(105,000)	(5,000)
Additional paid-in capital	26,323,896	21,160,997
Accumulated deficit	(19,882,797)	(17,052,797)
Total stockholders’ equity	6,391,999	4,144,284
Non-controlling interest	(674,678)	(452,458)
TOTAL EQUITY	$5,717,321	$3,691,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,910,513	$8,824,656

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	765,657	2,338,663	3,509,162	4,098,510
Total operating expenses	765,657	2,338,663	3,509,162	4,098,510

Loss from operations:	(765,657)	(2,338,663)	(3,509,162)	(4,098,510)

Other (income) expense:
Equity loss in unconsolidated affiliates	41,104	61,065	124,781	143,338
Beneficial conversion feature	-	-	92,440	-
Gain on sale of subsidiary	-	-	(1,163,609)	-
Interest expense – related party	895	895	2,665	2,655
Interest expense and prepayment penalties – other	-	84,581	483,656	114,942
Total other (income) expense	(41,999)	(146,541)	460,067	(260,935)

Loss from continuing operations:	$(807,656)	$(2,485,204)	$(3,049,095)	$(4,359,445)

Discontinued operations:
Loss from operations	-	64	3,125	29,081
Debt forgiveness	-	-	-	(700,000)
Income (Loss) on discontinued operations:	$-	$(64)	$(3,125)	$670,919

Net loss:	(807,656)	(2,485,268)	(3,052,220)	(3,688,526)
Net loss attributable to non-controlling interest:	(114,758)	(154,244)	(222,220)	(279,673)
Net loss attributable to Company:	$(692,898)	$(2,331,024)	$(2,830,000)	$(3,408,853)

Basic and diluted net loss per share:
Continuing operations	$(0.02)	$(0.07)	$(0.06)	$(0.12)
Discontinued operations	$-	$-	$-	$0.02
Net loss per share:	$(0.02)	$(0.07)	$(0.06)	$(0.10)

Weighted average common shares outstanding:
Basic and Diluted	50,677,527	39,081,859	54,688,336	38,636,093

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net loss from continuing operations	(3,049,095)	(4,359,445)
Net income (loss) from discontinued operations	(3,125)	670,919
Net loss	$(3,052,220)	$(3,688,526)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	55,178	97,864
Amortization of non-cash compensation	584,567	-
Deferred financing costs	26,500	(187,000)
Sale of subsidiary	(1,163,609)	-
Beneficial conversion feature	92,440	-
Stock based compensation for services	339,263	366,296
Issuance of warrants for services	688,887	1,332,239
Stock based compensation awarded under employee, director plan	-	240,000
Issuance of options awarded under employee, director plan	220,720	446,281
Equity loss in unconsolidated affiliates	124,781	143,338
Changes in operating assets and liabilities
Prepaid expenses	14,278	39,558
Accrued interest – other	8,097	41,204
Accounts payable and accrued liabilities	173,057	66,437
Net cash (used in) operating activities – continuing operations	(1,884,936)	(1,773,228)
Changes in discontinued operations assets and liabilities
Accounts payable and accrued liabilities	-	(1,656)
Legal settlement relating to an acquisition	-	(700,000)
Net cash (used in) operating activities – discontinued operations	(3,125)	(30,737)
Net cash (used in) operating activities	(1,888,061)	(1,803,965)

Cash flows from investing activities
Purchase of property and equipment	(18,037)	(217,084)
Security deposit	2,660	(17,965)
Capitalized fees	(58,476)	-
Investment in and advances to an unconsolidated affiliate	(111,376)	(103,419)
Net cash (used in) investing activities – continuing operations	(185,229)	(338,468)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(185,229)	(338,468)

Cash flows from financing activities
Proceeds from issuance of common stock	2,608,994	850,209
Proceeds from short-term note payable – other	-	235,000
Proceeds from issuance of convertible debt	555,556	1,191,000
Payment of convertible debt	(884,000)	(143,000)
Payment of short-term note payable – other	(265,000)	-
Disgorgement fees	6,526	-
Net cash provided by financing activities – continuing operations	2,022,076	2,133,209
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	2,022,076	2,133,209

Net increase (decrease) in cash and cash equivalents	(51,214)	(9,224)

Cash and cash equivalent at beginning of the period	62,054	205,969
Cash and cash equivalent at end of the period	$10,840	$196,745

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$512,046	$59,527
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$333,301	$-
Common stock issued for future services	203,267	311,154
Warrants issued for future services	676,757	611,290
Rescinded warrants	-	(255,612)

See accompanying notes to financial statements

ALLIANCE BIOENERGY PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Alliance Bioenergy Plus, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels and new technologies sectors. From inception through December 5, 2014, the Company was known as Alliance Media Group Holdings, Inc. At inception (March 28, 2012), the Company was organized as a vehicle to engage in the commercial production, distribution and exploitation of Motion Pictures and other Entertainment products. However, in December 2013, a wholly owned subsidiary of the Company, AMG Renewables, LLC (“AMG Renewables”), acquired the controlling interest (51%) in AMG Energy Group, LLC (“AMG Energy”), which owns a fifty percent (50%) interest of Carbolosic, LLC (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal in acquiring the interest in AMG Energy was to develop the CTS technology to a commercial scale and then seek to license the technology to prospective licensees. In September 2014, the Company determined to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies and to divest the Company of its entertainment-related assets and subsidiaries. The Company therefore determined at that time to divest and sell off, close down or discontinue the operations of its entertainment-related subsidiaries. Effective December 5, 2014, amended the Company’s Articles of Incorporation to change the name of the Company to Alliance Bioenergy Plus, Inc., which is more appropriately descriptive of the new business direction of the Company.

Commencing in March 2016, the Company commenced action to restructure its energy-related holdings through the following transactions;

1)       In March 2016, AMG Renewables, a wholly-owned subsidiary of the Company, sold its interest in Carbolosic Plant 1 to Carbolosic Energy 1, LLLP, an unrelated third party, in exchange for satisfaction of the outstanding $1,250,000 loan and $36,488 interest between Carbolosic Plant 1 and Carbolosic Energy 1, LLLP. In connection with the transaction, an amount which the Company had prepaid to Carbolosic Energy 1, LLLP ($122,879) for future marketing and interest was eliminated in the sale.

2)       AMG Renewables, a wholly-owned subsidiary of the Company entered into an agreement to acquire, by merger, the remaining 49% of AMG Energy Solutions, Inc. (“Solutions”) which it did not previously own by issuing 8,700,000 shares of new Company common stock to the holders of the minority interest in Solutions. Prior to the completion of this transaction, Solutions owned 43% of AMG Energy and two other parties controlled 6% of AMG Energy. As of September 30, 2016, this merger had yet to be completed as certain conditions had yet to be satisfied. The Company believes that this transaction will be completed in the 4th quarter of 2016. Following the merger, the Company will own 94% of AMG Energy, which in turn will own 100% of EK Laboratories, Inc. and 50% of Carbolosic. At the same time, the Company has agreed to acquire the remaining 6% of AMG Energy from the remaining two parties in exchange for issuance of an aggregate of 1,540,094 shares of Company common stock. In addition, the remaining balance owed under the original transaction has been renegotiated at aggregate principal balance of $2,098,696 bearing an interest rate of six percent (6%) per annum and maturing on July 20, 2017.

3)       Following completion of the foregoing merger, AMG Renewables and AMG Energy, would both then be wholly-owned subsidiaries of the Company, having agreed to enter into a merger transaction whereby AMG Energy is the surviving company. Thereafter, AMG Energy would become the holding company for all of the energy holdings of the Company (EK Laboratories, Inc. and a 50% interest in Carbolosic, which includes certain licensing rights in North America and Africa) and the existence of AMG Renewables will terminate.

Plan of Operation

The Company is focused on one industry – Renewable Energy. Through its wholly-owned subsidiary, AMG Energy, the Company owns Ek Laboratories, Inc. and a 50% interest in Carbolosic (which includes certain licensing rights in North America and Africa). The Company has a strategy that includes growth in its energy-related activities as well as mergers and acquisitions and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

AMG ENERGY GROUP, LLC

AMG Energy was created for the purpose of managing and developing the Company’s renewable energy technology enterprises. Through a series of transactions described in ORGANIZATION AND BUSINESS DESCRIPTION, above, the Company anticipates that in the 4th quarter of 2016 AMG Energy will become a wholly-owned subsidiary of the Company and the Company’s sole holding company for all of its energy interests. These interests would comprise ownership of 100% of EK Laboratories, Inc., a Florida corporation (“EK”) formerly known as Central Florida Institute of Science and Technology, Inc. and a fifty percent (50%) interest in Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees. EK was formed to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies.

In addition, AMG Energy has entered into a series of agreements with various unrelated third parties, wherein AMG Energy sublicensed the CTS technology to Naldogen (Pty) Ltd., an existing South African company, which has been renamed Carbolosic Energy SA PTY LTD (“Carbolosic SA”). Carbolosic SA shall be solely devoted to exploitation of the CTS technology in South Africa, Lesotho, Swaziland and Botswana and the term of the sublicense is coterminous with the master license (i.e. through July 1, 2032). The consideration for the grant of the sublicense is $25,000,000 (“License Fee”), which was to be paid or guaranteed by March 1, 2016. In addition to the license fee, the sublicense holder will pay AMG Energy a royalty of 3.5% of the revenues on the first CTS plant developed and a 5.0% royalty on the revenues of additional plants developed. Until the $25,000,000 payment has been received, the Company does not consider all of the events required under the agreement to have been completed. Therefore the Company has not recorded any of the fee in the accompanying financial statements. Contemporaneously, Carbolosic SA’s shareholders entered into an agreement whereby, among other matters, it was agreed that ownership of Carbolosic SA shall be 43.5% for Tes Projects (Pty) Ltd, a South African company (“Tes”), 24.5 % for Spearhead Capital Ltd, a Seychelles company (“Spearhead”), 7.5% for Jupiter Trust, a South African Trust (“Jupiter”) and 24.5% for the Company. TES, Spearhead and Jupiter are all unrelated to the Company. The interests of Tes and Jupiter are delivered in consideration of the funding or guarantee of funding of the License Fee; Spearhead’s interest is in consideration of facilitating the Sublicense transaction; and the Company’s interest is in exchange for the delivery to Carbolosic SA of a 24.5% interest in one of the Company’s CTS sugar extracting plants to be developed in the United States. In February 2016, due to economic and political turmoil in South Africa, members of Tes Projects (Pty) Ltd and Jupiter Trust resigned from management and from the Board of Carbolosic SA and returned all ownership interest in Carbolosic SA to the Carbolosic SA treasury. Spearhead Capital intends to continue operations of Carbolosic SA but at this time there is no guarantee that they will be successful in securing the needed funds or contracts to do so. The Company will continue to evaluate its position in Africa to determine the strategy it intends to pursue.

Carbolosic Plant 1 was created in October 2014 for the purpose of being a full-scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing located in Palm Beach County, FL. In March 2016, Carbolosic Plant 1 was sold to Carbolosic Energy 1, LLLP, a non-related third party, in exchange for satisfaction of the outstanding $1,250,000 loan and accrued interest between Carbolosic Plant 1 and Carbolosic Energy 1, LLLP.

The Company believes that its management and consultants have significant experience in the bio-fuels, renewable energy and chemical manufacturing industries. As of the date of filing, the Company has not generated any revenues from its renewable energy business.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $2,252,535 and may be unable to raise further equity. At September 30, 2016 the Company had incurred accumulated losses of $19,882,797 since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Through its private offerings, the Company raised $3,730,390 from inception through December 31, 2015 and raised an additional $2,708,994, of which $100,000 is recorded as a stock subscription receivable, in the nine months ended September 30, 2016.

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

The stock compensation issued for services during the nine months ended September 30, 2016, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option-pricing models for warrant-based stock compensation issued in the nine months ended September 30, 2016:

	01/01/16	01/04/16	01/25/16	02/01/16	03/01/16	03/25/16	03/31/16	04/01/16	04/16/16
Risk-free interest rate	1.76%	1.73%	1.47%	1.38%	1.31%	1.91%	1.21%	1.24%	1.22%
Expected life	5 years	5 years	5 years	5 years	5 years	10 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	175.11%	174.97%	176.42%	175.99%	175.28%	176.15%	175.87%	175.70%	174.48%
ALLM common stock fair value	$0.30	$0.30	$0.40	$0.37	$0.33	$0.33	$0.30	$0.30	$0.28

	04/28/16	04/29/16	05/01/16	06/01/16	06/30/16	07/01/16	08/01/16	09/30/16
Risk-free interest rate	1.28%	1.28%	1.28%	1.39%	1.01%	1.00%	1.06%	1.14%
Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	173.48%	173.51%	173.51%	174.01%	165.31%	165.40%	164.69%	156.06%
ALLM common stock fair value	$0.26	$0.23	$0.23	$0.36	$0.36	$0.39	$0.35	$0.26

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

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

The following is a condensed balance sheet of the unconsolidated affiliates as of September 30, 2016 and December 31, 2015 and a comparative statement of operations for the three and nine months ending September 30, 2016 and 2015.

Condensed Balance Sheet of Non-Consolidated Affiliates

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$389	$83
Total Current Assets	389	83
Other Assets
Prepaid Expenses	-	-
Total Other Assets	-	-
TOTAL ASSETS	$389	$83

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$344,222	$238,399
Interest payable	26,322	12,864
Current notes payable	640,942	539,189
TOTAL CURRENT LIABILITIES	1,011,486	790,452

STOCKHOLDERS EQUITY
Accumulated deficit	(1,011,097)	(790,369)
TOTAL EQUITY	(1,011,097)	(790,369)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$389	$83

Condensed Statement of Operations of Non-Consolidated Affiliate

	Three months ended		Nine months ended
	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30,2015

Revenues	$-	$-	$-	$-

Operating Expenses
Royalties	17,500	10,000	52,500	30,000
General and administrative	59,671	98,789	180,933	238,408
Total operating expenses	(77,171)	(108,789)	(233,433)	(268,408)

Other expenses
Interest expense	5,037	3,182	13,641	8,110
Total other expenses	(5,037)	(3,182)	(13,641)	(8,110)

Loss from operations	$(82,208)	$(111,971)	$(247,074)	$(276,518)

NOTE 5 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended. At September 30, 2016 there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum. As of September 30, 2016 and December 31, 2015, the total interest accrued on the note was $11,701 and $9,036 respectively.

Short Term Notes Payable – Other

On July 7, 2015, the Company entered into a six month (6) promissory note with St. George Investments, LLC with a face amount of $265,000 less an original issue discount of $65,000. This note does not accrue interest. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the company repaid this note in full. The total amount paid was $306,890, which represented a $265,000 principal balance and $41,890 in default interest and early payment penalties.

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

On July 10, 2015, the Company entered into a convertible debenture with JSJ Investments, Inc with a principal balance of $150,000 due on or before January 10, 2016. The note accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock one hundred eighty (180) days after the maturity date. After the maturity date, the note cannot be repaid without the holder’s consent. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In April 2016, the Company paid the debenture in full with a payment of $239,055, which represented a $150,000 principal payment and $89,055 in interest and penalties.

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

On July 27, 2015, the Company entered into a convertible debenture with Adar Bays, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrued interest at a rate of eight percent (8%) per annum and was convertible into the Company’s common stock commencing on the 6 month anniversary of the note. The note also carried a payment premium, wherein if the note was paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest was due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increased to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increased to one hundred forty-five percent (145%). After the maturity date, the note could not be repaid without the holder’s consent. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the Company paid the debenture in full with a payment of $149,022, which represented a $100,000 principal payment and $49,022 in interest and early payment penalties.

On July 27, 2015, the Company entered into a convertible debenture with Union Capital, LLC with a principal balance of $100,000 due on or before March 27, 2016. The note accrued interest at a rate of eight percent (8%) per annum and was convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the holder. The note also carried a payment premium, wherein if the note was paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest was due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increased to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increased to one hundred forty-five percent (145%). After the maturity date, the note could not be repaid without the holder’s consent. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the Company paid the debenture in full with a payment of $148,748, which represented a $100,000 principal payment and $48,748 in interest and early payment penalties.

On July 27, 2015, the Company entered into a convertible debenture with LG Capital Funding, LLC with a principal balance of $105,000 due on or before March 27, 2016. The note accrued interest at a rate of eight percent (8%) per annum and was convertible into the Company’s common stock commencing on the 6 month anniversary of the note, in whole or in part at the option of the. The note also carried a payment premium, wherein if the note was paid before the ninetieth (90) day, then a premium of one hundred thirty-five percent (135%) in addition to outstanding interest was due. If paid between day ninety-one (91) and one hundred fifty-one (151) the premium increased to one hundred forty percent (140%) and if paid between day one hundred fifty-two (152) and the maturity date, then the premium increased to one hundred forty-five percent (145%). After the maturity date, the note could not be repaid without the holder’s consent. In addition, a ten percent (10%) broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the Company paid the debenture in full with a payment of $156,462, which represented a $105,000 principal payment and $51,462 in interest and early payment penalties.

On August 10, 2015, the Company entered into a convertible debenture with Vis Vires Group, Inc. with a principal balance of $104,000 due and payable on or before May 4, 2016. The note accrued interest at a rate of eight percent (8.0%) per annum and was convertible into the Company’s common stock, after 180 days, in whole or in part at the option of the holder. The note also carried a prepayment penalty of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the note was paid back within the first one hundred eighty (180) days. In January 2016, the Company paid the note in full with a payment of $139,303, which represented a $104,000 principal payment and $35,303 in interest and early payment penalties.

On April 25, 2016, the Company entered into a 12 month convertible debenture with JMJ Financial with a principal balance of $555,556. The note carries a 10% one-time interest charge, a 10% original issue discount and a 75% warrant coverage. The note may only be paid up to 98% of the balance due within the first 180 days at a 30% premium. After 180 days, the note cannot be repaid without the holders consent. The note is convertible after 180 days at a 25% discount to the lowest trade price in the preceding 10 trading days. To obtain the note, the Company issued the investor 1,388,886 warrants with a 5 year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. As of September 30, 2016, using a Black-Scholes asset pricing model, these warrants were valued at $333,145.

NOTE 6 – STOCKHOLDERS’ EQUITY

In November 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of common stock, one (1) three-year Series C warrant convertible to .5 common share at an exercise price of $0.45 and one (1) three-year series D warrant convertible to .5 common share at an exercise price of $0.65. At December 31, 2015, the Company had sold 960,897 units for aggregate proceeds of $312,000. During the nine months ended September 30, 2016 the company sold an additional 500,000 units for aggregate proceeds of $89,000. The offering is ongoing.

During the nine months ended September 30, 2016, an additional $115,000 of the Company’s convertible debt converted to 1,048,460 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversions, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $218,301 was attributed to the beneficial conversion feature.

In January 2016, the Company commenced a new offering of units valued at $0.24 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. During the nine months ended September 30, 2016, the Company has sold 4,535,517 units for aggregate proceeds of $1,088,524, of which $100,000 is recorded as a stock subscription receivable. The offering is ongoing.

In March 2016, the Company commenced a new offering of units valued at $765,735. Each unit consists of three million seven hundred seventeen thousand seven hundred eighty-five (3,717,785) shares of common stock and four million five hundred thousand (4,500,000) five-year series F warrants convertible to one (1) share of common stock each at an exercise price of $0.25. During the nine months ended September 30, 2016, the Company has sold 2 units totaling 7,435,570 shares of common stock and 9,000,000 warrants for aggregate proceeds of $1,531,470.

During the nine months ended September 30, 2016, the Company issued 1,296,000 shares of Company common stock for services valued at $542,530.

During the nine months ended September 30, 2016, the Company issued an aggregate of 5,338,886 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $1,365,644. These warrant agreements have terms ranging from three years (3) to five years (5) with exercise prices ranging from forty-five cents ($0.45) to two dollars ($2.00) per share.

During the nine months ended September 30, 2016, the Company issued options to its independent directors to purchase an aggregate of 150,974 shares of common stock for a period of three (3) years at an average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 250,000 shares of common stock at an average exercise price of $0.30 and a term of five (5) years. In addition, 333,334 options issued under an employment agreement became fully vested. Using a Black-Scholes asset pricing model, these agreements were valued at $220,720.

During the nine months ended September 30, 2016, the Company received $6,526 in disgorgement from certain shareholders and officers.

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

Rent expense for the three months ended September 30, 2016 and September 30, 2015 was $31,775 and $35,149 respectively. Rent expense for the nine months ended September 30, 2016 and September 30 2015 was $94,787 and $111,985 respectively.

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

5)       On July 21, 2016, the Company entered into a series of transactions with certain related parties to acquire the remaining 49% of AMG Energy Group, LLC for an aggregate of 10,240,094 shares of Company common stock and a restructuring of the balance due under the original cash payable. The final details of these transactions are expected to be completed by year end.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	September 30, 2016	December 31, 2015

Carrying amounts of major classes of assets included as part of discontinued operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$36,148	$36,148
Total liabilities of the discontinued operation	$36,148	$36,148

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	Three months ended		Nine months ended
	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	-	-		-
Selling, general and administrative	-	(64)	(3,125)	(29,081)
Debt forgiveness from legal settlement	-	-		700,000
Gain (Loss) from discontinued operations	$-	$(64)	$(3,125)	$670,919

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. Since October 1, 2016, the Company has sold 675,000 units for aggregate proceeds of $135,000. The offering is ongoing

In October 2016, JMJ Financial converted $402,750 of its convertible debenture into 2,685,000 shares of Company common stock, however the restrictive Legend remained. In addition, JMJ Financial also exercised warrants to purchase 20,000 shares of common stock for aggregate proceeds of $3,675. Under the terms of the warrant agreement, the rights to purchase common stock were increased to 2,763,273 shares with a 5-year term and exercise price of $0.15. The Company disputes the validity of these transactions based on an agreed upon amendment to the Stock Purchase Agreement that no conversion was to occur within the first 180 days. The Company and JMJ are currently negotiating to resolve this matter.

Since October 1, 2016, the Company has issued 65,100 shares of common stock for services valued at $16,276.

Since October 1, 2016, the Company has received $10,000 of the outstanding stock subscription receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by, and information currently available to, its management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that the Company desires to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation -- Risk Factors” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

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

●	On December 26, 2013, AMG Renewables acquired the controlling interest (51%) in AMG Energy Group from certain related parties for a consideration comprising $2,200,000 cash and delivery of 7,266,000 shares of Company Common Stock. In connection with the transaction, an amount which the Company owed to AMG Energy ($214,894) for various loans and consulting fees was eliminated in the acquisition. On December 26, 2013, 7,000,000 shares of Company common stock were delivered to AMG Energy Solutions, Inc. (a related party) and the remaining 266,000 shares of Company common stock were delivered on June 18, 2014 to Wellington Asset Holdings, Inc. As of the date of filing, the Company has paid $168,742 of the $2,200,000 cash payable on account of this transaction, and as of such date, has not yet paid the remaining amount, which amount has been recorded on the books of the Company as a related party payable relating to an acquisition.

●	On July 21, 2016, the Company entered into a series of transactions with certain related parties to acquire the remaining 49% of AMG Energy Group, LLC for an aggregate of 10,240,094 shares of Company common stock and a restructuring of the balance due under the original cash payable. The final details of these transactions are expected to be completed by year-end.

●	Carbolosic Plant 1, LLC was created in October 2014 as a wholly owned subsidiary of AMG Renewables for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. In March 2016, Carbolosic Plant 1 was sold to Carbolosic Energy 1, LLLP, a non-related third party, in exchange for satisfaction of the outstanding $1,250,000 loan and $36,488 interest between Carbolosic Plant 1 and Carbolosic Energy 1, LLLP. In connection with the transaction, an amount which the Company had prepaid to Carbolosic Energy 1, LLLP ($122,879) for future marketing and interest was eliminated in the sale.

●	AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

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

●	EK Laboratories, Inc., was created in December 2014 under the name Central Florida Institute of Science and Technology, Inc. and changed its name to Ek Laboratories, Inc. on June 05, 2015. EK was formed as a wholly owned subsidiary of AMG Energy, to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies.

AMG ENERGY GROUP, LLC

AMG Energy was created for the purpose of managing and developing the Company’s renewable energy technology enterprises. Through a series of transactions described in ORGANIZATION AND BUSINESS DESCRIPTION, above, the Company anticipates that in the 4th quarter of 2016 AMG Energy will become a wholly-owned subsidiary of the Company and the Company’s sole holding company for all of its energy interests. These interests would comprise ownership of 100% of EK Laboratories, Inc., a Florida corporation (“EK”) formerly known as Central Florida Institute of Science and Technology, Inc. and a fifty percent (50%) interest in Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to license the technology to prospective licensees. EK was formed to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies.

Capital Formation

From January 1, 2016 through the date of filing, the Company has issued 1,361,100 shares of Company common stock for services valued at $558,806.

From January 1, 2016 through the date of filing, the Company issued an aggregate of 3,950,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $1,032,499. These warrant agreements have terms of five years (5) with exercise prices ranging from forty-five cents ($0.45) to two dollars ($2.00) per share.

From January 1, 2016 through the date of filing, the Company issued options to its independent directors to purchase an aggregate of 150,974 shares of common stock for a period of three (3) years at an average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 250,000 shares of common stock at an average exercise price of $0.35 and a five-year (5) term. In addition, 333,334 options became fully vested during the period. Using a Black-Scholes asset-pricing model, these agreements were valued at $220,720.

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

In January 2016, the Company commenced a new offering of units valued at $0.24 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. As of the date of filing, the Company has sold 4,535,517 units for aggregate proceeds of $1,088,524, of which $90,000 is recorded as a stock subscription receivable. The offering is ongoing.

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

In April 2016, the Company issued 1,388,886 warrants to acquire a convertible note. Each warrant is convertible into one (1) share of common stock at an exercise price of $0.30 per share or the lowest trade price in the preceding 10 trading days. The term on these warrants is 5 years. Using a Black-Sholes asset pricing model, the warrants were valued at $333,145.

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. Since October 1, 2016, the Company has sold 675,000 units for aggregate proceeds of $135,000. The offering is ongoing

In October 2016, JMJ Financial converted $402,750 of its convertible debenture into 2,685,000 shares of Company common stock, however the restrictive Legend remained. In addition, JMJ Financial also exercised warrants to purchase 20,000 shares of common stock for aggregate proceeds of $3,675. Under the terms of the warrant agreement, the rights to purchase common stock were increased to 2,763,273 shares with a 5-year term and exercise price of $0.15. The Company disputes the validity of these transactions based on an agreed upon amendment to the Stock Purchase Agreement that no conversion was to occur within the first 180 days. The Company and JMJ are currently negotiating to resolve this matter.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At September 30, 2016 the Company had a working capital deficiency of $2,252,535 and had incurred accumulated losses of $19,882,797 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2015 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $1,162,209 for the year ended December 31, 2015 and an additional $2,708,994, of which $100,000 is recorded as a stock subscription receivable, in the nine months ended September 30, 2016.

Results of Operations

Comparison of the period ended September 30, 2016 to September 30, 2015

For the three months ended September 30, 2016, the Company’s general and administrative expenses decreased by approximately $1,573,006 to $765,657 from $2,338,663 in the three months ended September 30, 2015. This increase is primarily the result of a $1,259,491 decrease in professional fees and a $158,380 decrease in payroll fees. Of the $765,657 general and administrative expense, approximately 30% or $230,586 is non-cash equity compensation.

During the nine months ended September 30, 2016, the Company’s general and administrative expenses decreased by approximately $589,348 to $3,509,162 from $4,098,510 in the nine months ended September 30, 2015. This decrease is primarily the result of $847,900 decrease in professional fees and a $235,080 decrease in payroll, while simultaneously increasing loan fees by $438,348. Of the $3,509,162 general and administrative expense, approximately 54% or $1,906,351 is non-cash equity compensation.

Interest expense decreased in the three months ended September 30, 2016 by approximately $84,581 to $895 from $85,476 during the three months ended September 30, 2015. The decrease was the result of the Company not holding any interest accruing convertible notes.

During the nine months ended September 30, 2016, the Company’s interest expense increased by approximately $368,724 to $486,321 from $117,597 during the nine months ended September 30, 2015. This increase is the result of 10 notes having been repaid, with early payment penalties, during the nine months ended September 30 2016 and only 3 notes repaid during the nine months ended September 30, 2015.

For the three months ended September 30, 2016, the Company’s equity loss in its unconsolidated affiliates decreased $19,961 to $41,104 from $61,065 during the three months ended September 30, 2015.

During the nine months ended September 30, 2016 the Company’s equity loss in its unconsolidated affiliate decreased $18,557 to $124,781 from $143,338 during the nine months ended September 30, 2015. The decrease is primarily attributed to a reduction in travel and professional fees.

The Company’s discontinued operations did not have any activity for the three months ended September 30, 2016, compared to a $64 loss incurred in the three months ended September 30, 2015. During the nine months ended September 30, 2016 the Company’s discontinued operations decreased $25,956 to 3,125 from $29,081 during the nine months ended September 30, 2015. These amounts are the result of the Company’s decision in September 2014 to divest the Company of its entertainment-related assets and subsidiaries and to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies.

Research and development (R&D) expenses for the three months ended September 30, 2016 were $7,877 as opposed to $6,088 for the three months ended September 30, 2015 and for the nine months ended September 30, 2016, R&D expenses were $15,008 as opposed to $24,551 during the nine months ended September 30, 2015. The decrease in R&D expenses is the result of the opening of Ek Laboratories, Inc. in June 2015 and its initial bulk purchases of gasses and other fine grade materials used in the CTS process.

Liquidity and Capital Resources

Liquidity

As of September 30, 2016 the Company had $10,840 in cash and total stockholders’ equity was $6,391,999. Total debt from continuing operations, including advances, accounts payable and other notes payable at September 30, 2016, together with interest payable thereon, was $3,157,044 a decrease of $1,939,638 from $5,096,682 at December 31, 2015. This decrease is attributable to the satisfaction of $1,250,000 in long-term debt, the repayment of $1,264,000 in convertible debt and the recent addition of a $555,556 convertible note.

During the nine months ended September 30, 2016, the Company’s continuing operating activities used $1,884,936 in cash. This use can be attributed to the sale of Carbolosic Plant 1 which resulted in an aggregate net amount of $1,163,609.

During the nine months ended September 30, 2016 the Company’s investing activities used $185,229 in cash, which $111,376 was advanced to Carbolosic, LLC mainly for payment of the minimum annual royalty and $58,476 was used towards capitalized engineering and development plans.

During the nine months ended September 30, 2016, the Company generated $2,022,076 through its financing activities. This can primarily be attributed to the retirement of $884,000 in convertible debt and $265,000 in notes payable, while simultaneously raising $2,708,994 through its ongoing offerings and securing $555,556 in convertible debt.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding the Company’s operations, the company will need to generate revenue and/or will require additional funding for ongoing operations and to finance such projects it may identify. As of September 30, 2016, the Company has raised $2,708,994, of which $100,000 is recorded as a stock subscription receivable, in addition to $3,730,390 raised through December 31, 2015 for a total of $6,339,384 through its private placement offerings. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information set forth in Regulation S-X and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2015.

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

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by us from January 1, 2016 through the date of filing which were not registered under the Securities Act.

Name of Purchaser			Amount of Securities
Security	Date of Sale	Title of	Sold	Consideration

Luna Consultant Group, LLC	01/01/16	Common Stock	10,000	Professional services
Mimi Galbo	01/04/16	Common Stock	2,500	Professional services
James Dryer	01/04/16	Common Stock	2,500	Professional services
Iconic Holdings, LLC	01/06/16	Common Stock	233,147	Note conversion
Richard Bindler Revocable Trust	01/08/16	Common Stock	100,000	Purchased @ $0.23 per share
Group 10 Holdings, LLC	01/13/16	Common Stock	157,418	Note conversion
Richard Bindler Revocable Trust	01/20/16	Common Stock	150,000	Purchased @ $0.17 per share
Steven Sadaka	01/20/16	Common Stock	250,000	Purchased @ $0.17 per share
Iconic Holdings, LLC	01/22/16	Common Stock	657,895	Note conversion
Luna Consultant Group, LLC	01/25/16	Common Stock	400,000	Professional services
Rolnick Family LP	01/26/16	Common Stock	100,000	Purchased @ $0.24 per share
Fedelta Capitello, LLC	01/27/16	Common Stock	100,000	Purchased @ $0.24 per share
Matthew & Casey Shore	01/27/16	Common Stock	100,000	Purchased @ $0.24 per share
Nancy Burgess & David Gross	01/29/16	Common Stock	100,000	Purchased @ $0.24 per share
Jason Taylor	01/29/16	Common Stock	200,000	Purchased @ $0.24 per share
David Kantor	02/02/16	Common Stock	208,333	Purchased @ $0.24 per share
Oren Kantor	02/02/16	Common Stock	208,334	Purchased @ $0.24 per share
Carbolosic Energy 1, LLLP	03/17/16	Common Stock	3,717,785	Purchased @ $0.21 per share
USREDA, LLC	03/17/16	Common Stock	3,717,785	Purchased @ $0.21 per share
A.J. Enterprises, LLP	03/30/16	Common Stock	208,334	Purchased @ $0.24 per share
Dale A. Morrell	04/14/16	Common Stock	108,433	Purchased @ $0.24 per share

Robert Stephens Cates	04/19/16	Common Stock	100,000	Purchased @ $0.24 per share
Steven Sadaka	04/28/16	Common Stock	250,000	Professional Services
Jacob Consulting, LLC	04/29/16	Common Stock	650,000	Professional Services
Bindler Investment Group, LLC	05/04/16	Common Stock	100,000	Purchased @ $0.24 per share
Richard Bindler Revocable Trust	05/04/16	Common Stock	150,000	Purchased @ $0.24 per share
James Dryer	05/04/16	Common Stock	80,000	Professional Services
Mimi Galbo	05/04/16	Common Stock	80,000	Professional Services
Kent Jones	05/06/16	Common Stock	200,000	Purchased @ $0.24 per share
New Direction IRA, Inc. FBO Kent Jones	05/06/16	Common Stock	200,000	Purchased @ $0.24 per share
Steven Nelson	05/11/16	Common Stock	(250,000)	Rescinded Common Stock
Mishawn Nelson	05/11/16	Common Stock	(200,000)	Rescinded Common Stock
Major League Services Investment & Holdings Corp.	05/31/16	Common Stock	52,083	Purchased @ $0.24 per share
James Dryer	06/04/16	Common Stock	5,000	Professional Services
Mimi Galbo	06/04/16	Common Stock	5,000	Professional Services
Nancy Burgess & David Gross	06/10/16	Common Stock	150,000	Purchased @ $0.24 per share
Alissa Shapiro	06/17/16	Common Stock	100,000	Purchased @ $0.24 per share
Gavriele Kantor	06/17/16	Common Stock	100,000	Purchased @ $0.24 per share
James Dryer	07/04/16	Common Stock	5,000	Professional Services
Mimi Galbo	07/04/16	Common Stock	5,000	Professional Services
Harry Grossman	07/04/16	Common Stock	20,000	Professional Services
Newport Coast Securities, Inc.	07/13/16	Common Stock	75,000	Professional Services
John D. Lane	07/14/16	Common Stock	100,000	Purchased @ $0.24 per share
Process Engineering Associates	07/21/16	Common Stock	100,000	Professional Services
John D. Lane	07/27/16	Common Stock	250,000	Purchased @ $0.24 per share
Michael & Roslynn Levine	07/27/16	Common Stcok	100,000	Purchased @ $0.24 per share
Gerard Vincent David	08/01/16	Common Stock	100,000	Purchased @ $0.24 per share
Newport Coast Securities, Inc.	08/01/16	Common Stock	20,000	Professional Services
Toby & Kim David	08/05/16	Common Stock	50,000	Purchased @ $0.24 per share
Steven Sadaka	08/23/16	Common Stock	250,000	Purchased @ $0.24 per share
Nancy Burgess & David Gross	08/31/16	Common Stock	250,000	Purchased @ $0.24 per share
Fedelta Capitello, LLC	08/31/16	Common Stock	250,000	Purchased @ $0.24 per share
TPL Investments, LLC	08/31/16	Common Stock	100,000	Purchased @ $0.24 per share
Harry Grossman	08/31/16	Common Stock	8,000	Professional Services
AES Capital Partners	08/31/16	Common Stock	500,000	Purchased @ $0.24 per share
Newport Coast Securities, Inc	09/01/16	Common Stock	20,000	Professional Services
Richard Bindler Revocable Trust	09/13/16	Common Stock	100,000	Purchased @ $0.24 per share
Harry Grossman	09/30/16	Common Stock	8,000	Professional Services
Freedom Investors Corp.	10/01/16	Common Stock	32,600	Professional Services
JMJ Financial	10/24/16	Common Stock	2,685,000	Note Conversion
JMJ Financial	10/24/16	Common Stock	20,000	Exercised Warrants
Steven Sadaka	10/25/16	Common Stock	125,000	Purchased @ $0.20 per share
Mark & Michelle Viner	10/25/16	Common Stock	125,000	Purchased @ $0.20 per share
Audie & Eileen Rolnick	10/31/16	Common Stock	50,000	Purchased @ $0.20 per share
Freedom Investors Corp.	11/01/16	Common Stock	20,000	Professional Services
Flagler Communications Group	11/01/16	Common Stock	12,500	Professional Services
Bruce Greenberg	11/03/16	Common Stock	250,000	Purchased @ $0.20 per share
John Orlando	11/09/16	Common Stock	125,000	Purchased @ $0.20 per share

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

ALLIANCE BIOENERGY PLUS, INC.

Date: November 14, 2016	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

