Form 10-K
period 2016-12-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2017-04-17
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016): $13,732,277

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 15, 2017): 71,600,064

Documents incorporated by reference: None.

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

Carbolosic Plant 1, LLC was created in October 2014 as a wholly owned subsidiary of AMG Renewables for the purpose of being a full scale facility for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. In March 2016, Carbolosic Plant 1, LLC was sold to Carbolosic Energy 1, LLLP, a non-related third party, in exchange for satisfaction of an outstanding $1,250,000 loan and $36,488 interest between Carbolosic Plant 1 and Carbolosic Energy 1, LLLP. In connection with the transaction, an amount which the Company had prepaid to Carbolosic Energy 1, LLLP ($122,879) for future marketing and interest was eliminated in the sale.

Thereafter, in December 2014, AMG Energy formed AMG Energy formed EK Laboratories, Inc. (originally, Central Florida Institute of Science and Technology, Inc.) (“EK”), to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies. EK remains a wholly-owned subsidiary of AMG Energy.

In July 2016, the Company determined to restructure its energy holdings under a single wholly-owned subsidiary (AMG Energy) such that AMG Energy would own (i) the Company’s fifty percent (50%) interest of Carbolosic (which includes certain licensing rights in North America and Africa) and (ii) the Company’s 100% interest in EK Laboratories, LLC. At the same time, the Company’s interest in Carbolosic Plant 1 was divested. This restructuring was completed on September 19, 2016 when AMG Renewables merged into AMG Energy. Previously, the Company had completed transactions with certain related parties to acquire the remaining 49% of AMG Energy which was not owned by the Company in exchange for an aggregate of 10,240,094 shares of Company common stock and a restructuring of the balance due under a cash payable to the minority AMG Energy Shareholders.

The Company continues to be focused on the development and commercialization of the licensed technology it controls through its affiliate Carbolosic, LLC. Through its wholly-owned subsidiary, AMG Energy, the Company owns Ek Laboratories, Inc. and a 50% interest in Carbolosic (which includes certain licensing rights in North America and Africa). The Company has a strategy that includes mergers and acquisitions of existing businesses in the renewable energy and sustainable products industries as well as sublicensing its patented technologies that it controls through a master license with the University of Central Florida under affiliate Carbolosic and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

In February 2017, the Company formed Alliance Bio-Products, Inc., a Florida corporation (“ABIOP”), for the purpose of acquiring and operating a plant for the installation of the Company’s patented CTS process. The Company intends to raise money into ABIOP for this purpose.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization as well as the bio-fuels, renewable energy, chemical manufacturing and engineering and industrial construction industries. As of this date, the Company has not generated any revenues from its business.

Description of the Company’s Securities

The Company is currently authorized to issue 500,000,000 Shares of Common Stock par value $0.001 and 10,000,000 shares of Preferred Stock par value $0.001. Each share of Company Common Stock is entitled to one (1) vote per share.

Employees

The company currently employs eight full-time employees, one part-time employee and two consultants.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, there are no material claims or suits whose outcomes could have a material effect on the Company’s financial statements.

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

The following table shows the high and low prices of the Company’s common shares on the OTC Bulletin Board for each quarter since its common stock began to trade on the OTC Bulletin Board in February 2014. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2015 – March 31, 2015	$0.65	$0.22
April 1, 2015 – June 30, 2015	$1.39	$0.07
July 1, 2015 – September 30, 2015	$0.68	$0.30
October 1, 2015 – December 31, 2015	$0.55	$0.28
January 1, 2016 – March 31, 2016	$0.42	$0.15
April 1, 2016 – June 30, 2016	$0.45	$0.06
July 1, 2016 – September 30, 2016	$0.42	$0.15
October 1, 2016 – December 31, 2016	$0.27	$0.18

Options and Warrants

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

In March 2015, the Company’s Board of Directors approved a resolution to compensate the board’s independent directors with cash or equity per quarter under the Company’s 2012 Employee, Director Stock Plan. Through the date of filing, the company has issued to its independent directors, fifteen (15) option agreements to purchase an aggregate of 755,944 shares of common stock for a period of three (3) years at an average exercise price of $0.16. In addition, the Company has approved nine (9) employee stock option awards to purchase an aggregate of 3,958,469 shares of common stock at an average exercise price of $0.16 and terms ranging from three (3) to ten (10) years.

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

In January 2016, the Company began a fourth round of financing wherein each unit consist of one (1) share of common stock and one (1) series E warrant for a period of five (5) years convertible into one (1) share of common stock at an exercise price of $0.45 per share. Through this offering the Company has sold 4,535,517 units.

In March 2016, the Company began a fifth round of financing wherein each unit consist of three million seven hundred seventeen thousand seven hundred eighty-five (3,717,785) shares of common stock and four million five hundred thousand (4,500,000) series F warrants for a period of five (5) years at an exercise price of $0.25 per share. Each warrant is convertible into one (1) share of common stock. Through this offering the Company has sold 2 units.

In October 2016, the Company began a sixth round of financing wherein each unit consist of one (1) share of common stock and one (1) series E warrant for a period of five (5) years convertible into one (1) share of common stock at an exercise price of $0.45 per share. Through this offering the Company has sold 2,362,550 units.

Through the date of filing, the Company has issued warrants to purchase an aggregate of 12,236,625 shares of common stock. The exercise prices associated with these agreements range from $0.13 to $2.00 and terms range from three (3) to five (5) years.

Other than the foregoing agreements, none of the Company’s shares of Common Stock are subject to outstanding options or warrants.

Holders

As of the date of filing, there were 71,600,064 shares of common stock outstanding and approximately 234 stockholders of record

Transfer Agent and Registrar

The Company’s transfer agent is Interwest Transfer Co., Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT, Phone: 801-272-9294.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently twenty-four (24) outstanding options to purchase an aggregate of 4,714,413 shares of common stock under the Company’s 2012 Employee, Director Stock Plan. In addition, 500,000 shares of common stock had been issued under the plan to a former employee, however these shares were rescinded in March 2017. The Company had fourteen (14) outstanding options to purchase an aggregate of 2,300,690 shares of common stock as of December 31, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,714,413	$0.45	10,288,205
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	4,714,413	$0.45	10,288,205

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company from January 1, 2016 through the date of filing which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration

Luna Consultant Group, LLC	01/01/16	Common Stock	10,000	Professional services
Mimi Galbo	01/04/16	Common Stock	2,500	Professional services
James Dryer	01/04/16	Common Stock	2,500	Professional services
Iconic Holdings, LLC	01/06/16	Common Stock	233,147	Note conversion
Richard Bindler Revocable Trust	01/08/16	Common Stock	100,000	Purchased @ $0.23 per share
Group 10 Holdings, LLC	01/13/16	Common Stock	157,418	Note conversion
Richard Bindler Revocable Trust	01/20/16	Common Stock	150,000	Purchased @ $0.17 per share
Steven Sadaka	01/20/16	Common Stock	250,000	Purchased @ $0.17 per share
Iconic Holdings, LLC	01/22/16	Common Stock	657,895	Note conversion
Luna Consultant Group, LLC	01/25/16	Common Stock	400,000	Professional services
Rolnick Family LP	01/26/16	Common Stock	100,000	Purchased @ $0.24 per share
Fedelta Capitello, LLC	01/27/16	Common Stock	100,000	Purchased @ $0.24 per share
Matthew & Casey Shore	01/27/16	Common Stock	100,000	Purchased @ $0.24 per share
Nancy Burgess & David Gross	01/29/16	Common Stock	100,000	Purchased @ $0.24 per share
Jason Taylor	01/29/16	Common Stock	200,000	Purchased @ $0.24 per share
David Kantor	02/02/16	Common Stock	208,333	Purchased @ $0.24 per share
Oren Kantor	02/02/16	Common Stock	208,334	Purchased @ $0.24 per share
Carbolosic Energy 1, LLLP	03/17/16	Common Stock	3,717,785	Purchased @ $0.21 per share
USREDA, LLC	03/17/16	Common Stock	3,717,785	Purchased @ $0.21 per share
A.J. Enterprises, LLP	03/30/16	Common Stock	208,334	Purchased @ $0.24 per share
Dale A. Morrell	04/14/16	Common Stock	108,433	Purchased @ $0.24 per share
Robert Stephens Cates	04/19/16	Common Stock	100,000	Purchased @ $0.24 per share
Steven Sadaka	04/28/16	Common Stock	250,000	Professional Services
Jacob Consulting, LLC	04/29/16	Common Stock	650,000	Professional Services
Bindler Investment Group, LLC	05/04/16	Common Stock	100,000	Purchased @ $0.24 per share
Richard Bindler Revocable Trust	05/04/16	Common Stock	150,000	Purchased @ $0.24 per share
James Dryer	05/04/16	Common Stock	80,000	Professional Services
Mimi Galbo	05/04/16	Common Stock	80,000	Professional Services
Kent Jones	05/06/16	Common Stock	200,000	Purchased @ $0.24 per share
New Direction IRA, Inc. FBO Kent Jones	05/06/16	Common Stock	200,000	Purchased @ $0.24 per share
Steven Nelson	05/11/16	Common Stock	(250,000)	Rescinded Common Stock
Mishawn Nelson	05/11/16	Common Stock	(200,000)	Rescinded Common Stock
Major League Services Investment & Holdings Corp.	05/31/16	Common Stock	52,083	Purchased @ $0.24 per share
James Dryer	06/04/16	Common Stock	5,000	Professional Services

Mimi Galbo	06/04/16	Common Stock	5,000	Professional Services
Nancy Burgess & David Gross	06/10/16	Common Stock	150,000	Purchased @ $0.24 per share
Alissa Shapiro	06/17/16	Common Stock	100,000	Purchased @ $0.24 per share
Gavriele Kantor	06/17/16	Common Stock	100,000	Purchased @ $0.24 per share
James Dryer	07/04/16	Common Stock	5,000	Professional Services
Mimi Galbo	07/04/16	Common Stock	5,000	Professional Services
Harry Grossman	07/04/16	Common Stock	20,000	Professional Services
Animated Family Films, Inc.	07/08/16	Common Stock	2,899,710	Acquisition #3
H&K Investments One, LLC	07/08/16	Common Stock	482,580	Acquisition #3
Steven Dunkle	07/08/16	Common Stock	1,696,770	Acquisition #3
Mark W. Koch	07/08/16	Common Stock	1,204,950	Acquisition #3
Daniel de Liege	07/08/16	Common Stock	2,415,990	Acquisition #3
Newport Coast Securities, Inc.	07/13/16	Common Stock	75,000	Professional Services
John D. Lane	07/14/16	Common Stock	100,000	Purchased @ $0.24 per share
Process Engineering Associates	07/21/16	Common Stock	100,000	Professional Services
John D. Lane	07/27/16	Common Stock	250,000	Purchased @ $0.24 per share
Michael & Roslynn Levine	07/27/16	Common Stcok	100,000	Purchased @ $0.24 per share
Gerard Vincent David	08/01/16	Common Stock	100,000	Purchased @ $0.24 per share
Newport Coast Securities, Inc.	08/01/16	Common Stock	20,000	Professional Services
CTWC, LLC	08/04/16	Common Stock	1,330,094	Acquisition #3
Wellington Asset Holdings, Inc.	08/04/16	Common Stock	210,000	Acquisition #3
Toby & Kim David	08/05/16	Common Stock	50,000	Purchased @ $0.24 per share
Steven Sadaka	08/23/16	Common Stock	250,000	Purchased @ $0.24 per share
Nancy Burgess & David Gross	08/31/16	Common Stock	250,000	Purchased @ $0.24 per share
Fedelta Capitello, LLC	08/31/16	Common Stock	250,000	Purchased @ $0.24 per share
TPL Investments, LLC	08/31/16	Common Stock	100,000	Purchased @ $0.24 per share
Harry Grossman	08/31/16	Common Stock	8,000	Professional Services
AES Capital Partners	08/31/16	Common Stock	500,000	Purchased @ $0.24 per share
Richard Bindler Revocable Trust	09/13/16	Common Stock	100,000	Purchased @ $0.24 per share
Harry Grossman	09/30/16	Common Stock	8,000	Professional Services
Freedom Investors Corp.	10/01/16	Common Stock	32,600	Professional Services
JMJ Financial	10/24/16	Common Stock	2,685,000	Note Conversion
JMJ Financial	10/24/16	Common Stock	20,000	Exercised Warrants
Steven Sadaka	10/25/16	Common Stock	125,000	Purchased @ $0.20 per share
Mark & Michelle Viner	10/25/16	Common Stock	125,000	Purchased @ $0.20 per share
Audie & Eileen Rolnick	10/31/16	Common Stock	50,000	Purchased @ $0.20 per share
Harry Grossman	10/31/16	Common Stock	8,000	Professional Services
Freedom Investors Corp.	11/01/16	Common Stock	20,000	Professional Services
Joseph A Galbo	11/01/16	Common Stock	12,500	Professional Services
Bruce Greenberg	11/03/16	Common Stock	250,000	Purchased @ $0.20 per share
John Orlando	11/09/16	Common Stock	125,000	Purchased @ $0.20 per share
JMJ Financial	11/15/16	Common Stock	11,043	Exercised Warrants
Elizabeth Jacobs	11/22/16	Common Stock	125,000	Purchased @ $0.20 per share

JMJ Financial	11/25/16	Common Stock	215,000	Note Conversion
Harry Grossman	11/30/16	Common Stock	8,000	Professional Services
Joseph A Galbo	12/01/16	Common Stock	12,500	Professional Services
Freedom Investors Corp.	12/01/16	Common Stock	20,000	Professional Services
Steven Sadaka	12/05/16	Common Stock	300,000	Professional Services
Vecchitto FLP Valori, LLC	12/07/16	Common Stock	500,000	Purchased @ $0.20 per share
Steven Sadaka	12/07/16	Common Stock	200,000	Purchased @ $0.20 per share
Miklos Hegyi	12/14/16	Common Stock	50,050	Purchased @ $0.20 per share
Annie Bindler	12/16/16	Common Stock	50,000	Purchased @ $0.20 per share
Zac Bindler	12/16/16	Common Stock	50,000	Purchased @ $0.20 per share
Richard Bindler Revocable Trust	12/16/16	Common Stock	100,000	Purchased @ $0.20 per share
Nadia Marrese	12/21/16	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	12/21/16	Common Stock	2,500	Professional Services
Phillip Barnhart	12/27/16	Common Stock	100,000	Purchased @ $0.20 per share
Michael Geisler	12/27/16	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	12/27/16	Common Stock	2,381	Professional Services
JMJ Financial	12/29/16	Common Stock	(20,000)	Rescinded Common Stock
William Hough	12/30/16	Common Stock	250,000	Purchased @ $0.20 per share
Harry Grossman	12/31/16	Common Stock	8,000	Professional Services
Steven Sadaka	12/31/16	Common Stock	50,000	Professional Services
Joseph A Galbo	01/01/17	Common Stock	12,500	Professional Services
Kel Mar Construction Corp	01/30/17	Common Stock	62,500	Purchased @ $0.20 per share
Gretchen Hickman	01/31/17	Common Stock	25,000	Purchased @ $0.20 per share
Nadia Marrese	01/31/17	Common Stock	25,000	Purchased @ $0.20 per share
Harry Grossman	01/31/17	Common Stock	8,000	Professional Services
Ken Hickman	01/31/17	Common Stock	2,500	Professional Services
Joseph A Galbo	02/01/17	Common Stock	12,500	Professional Services
Lucas Hoppel	02/02/17	Common Stock	150,000	Inducement to secure a debt note
Harry Grossman	02/28/17	Common Stock	8,000	Professional Services
Joseph A Galbo	03/01/17	Common Stock	12,500	Professional Services
David Matthews	03/10/17	Common Stock	(500,000)	Rescinded Employment Stock
Steven Tureff & Donnis Newman	03/20/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	03/20/17	Common Stock	3,571	Professional Services
Harry Grossman	03/31/17	Common Stock	8,000	Professional Services
Joseph A Galbo	04/01/17	Common Stock	12,500	Professional Services

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

Business Overview

Alliance Bioenergy Plus, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels and new technologies sectors. In December 2013, a wholly owned subsidiary of the Company, AMG Renewables, LLC (“AMG Renewables”), acquired the controlling interest (51%) in AMG Energy Group, LLC (“AMG Energy”) and the remaining 49% was then acquired in 2016. AMG Energy Group, owns a fifty percent (50%) interest of Carbolosic, LLC (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal in acquiring the interest in AMG Energy is to develop the CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

Plan of Operation

The Company is focused on the development and commercialization of the licensed technology it controls through its affiliate Carbolosic, LLC. Through its wholly-owned subsidiary, AMG Energy, the Company owns Ek Laboratories, Inc. and a 50% interest in Carbolosic (which includes certain licensing rights in North America and Africa). The Company has a strategy that includes mergers and acquisitions of existing businesses in the renewable energy and sustainable products industries as well as sublicensing its patented technologies that it controls through a master license with the University of Central Florida under affiliate Carbolosic and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

AMG ENERGY GROUP, LLC

AMG Energy, a wholly-owned subsidiary of the Company, was created for the purpose of holding, managing and developing the Company’s renewable energy technology enterprises. These interests comprise ownership of 100% of EK Laboratories, Inc., a Florida corporation (“EK”) formerly known as Central Florida Institute of Science and Technology, Inc. and a fifty percent (50%) interest in Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to acquire existing bioenergy and ethanol plants to install the CTS technology as well as license the technology to prospective licensees. EK was formed to serve as a pilot plant and research facility to further develop the CTS process, its uses, and develop new technologies.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization as well as bio-fuels, renewable energy, chemical manufacturing, engineering and industrial construction industries. As of this date, the Company has not generated any revenues from its business.

Capital Formation

In February 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of common stock, one (1) three-year Series A warrant convertible to .5 common share at an exercise price of $0.75 and one (1) three-year series B warrant convertible to .5 common share at an exercise price of $1.50. As of the date of filing, the Company has sold 2,460,198 units for aggregate proceeds of $850,209 in 2015 and zero in 2016. The offering is ongoing.

In November 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of common stock, one (1) three-year Series C warrant convertible to .5 common share at an exercise price of $0.45 and one (1) three-year series D warrant convertible to .5 common share at an exercise price of $0.65. As of the date of filing, the Company has sold 1,460,897 units for aggregate proceeds of $401,000. The Company sold 960,897 units in 2015 and 500,000 units in 2016. The offering is ongoing.

During the fiscal years ended December 31, 2016 and December 31, 2015, principal in the amount of $508,892 was converted to 3,948,460 shares of common stock and a $90,000 note balance converted to 250,000 shares of common stock respectively. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $491,408 and $0, respectively, was attributed to the beneficial conversion features.

In January 2016, the Company commenced a new offering of units valued at $0.24 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. As of the date of filing, the Company has sold 4,535,517 units for aggregate proceeds of $1,068,524. The offering is ongoing.

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

In July 2016, the Company entered into a series of transactions with certain related parties to acquire the remaining 49% of AMG Energy Group, LLC for an aggregate of 10,240,094 shares of Company common stock

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. As of the date of filing, the Company has hold 2,362,550 units for aggregate proceeds of $472,510. The offering is ongoing.

From January 1, 2016 through the date of filing, the Company has issued 1,982,552 shares of Company common stock for services valued at $677,441.

From January 1, 2016 through the date of filing, the Company issued an aggregate of 8,117,668 warrants for services, of which 11,043 have been exercised. At the time of exercise, the fair value was greater than the exercise price, and therefore a total value of $3,313 was attributed to the exercise. Using a Black-Scholes asset pricing model, these warrants were valued at $1,223,738 and carry a derivative feature valued at $794,000. These warrant agreements have terms ranging from three years (3) to five years (5) with exercise prices ranging from the lowest trade price in the prior ten days to exercise to two dollars ($2.00) per share.

From January 1, 2016 through the date of filing, the Company issued options to its independent directors to purchase an aggregate of 330,254 shares of common stock for a period of three (3) years at an average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 2,416,803 shares of common stock at an average exercise price of $0.45 and terms ranging from three (3) to ten (10) years. Using a Black-Scholes asset pricing model, these agreements were valued at $558,720. Furthermore, in March 2017, the Company rescinded 500,000 shares of common stock previously awarded to an employee of the Company and also adjusted the exercise price on all outstanding employee options to $0.16 per share.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At December 31, 2016 the Company had a working capital deficiency of $2,946,647 and had incurred accumulated losses of $25,822,515, of which $18,251,753 is non-cash, since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2016 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $1,162,209 for the year ended December 31, 2015 and an additional $3,079,004 in the year ended December 31, 2016. As of the date of filing, the company has received an additional $102,500 through its private offerings.

Results of Operations

Comparison of the year ended December 31, 2016 to December 31, 2015

For the year ended December 31, 2016 the Company’s general and administrative expenses decreased by approximately $1,031,331 to $4,299,501 from $5,330,832 for the year ended December 31, 2015. This decrease is primarily the result of a $1,056,304 reduction in legal, accounting and consulting fees from $2,790,830 to $1,734,527, of which $1,392,614 is non-cash stock compensation. Simultaneously, the Company recognized a $125,962 increase in marketing expenses from $164,977 to $290,939. The Company recognized no revenues from continuing operations during the fiscal year ended December 31, 2016 or December 31, 2015.

Interest expense increased in the year ended December 31, 2016 by approximately $1,086,207 to $1,275,601 from $189,394. This increase was primarily the result of derivative costs of approximately $784,815 along with the prepayment of $1,264,000 in short term debt notes which incurred $401,664 in prepayment penalties and the addition of seven notes payable issued in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes accrued an aggregate of $59,126 during the year ended December 31, 2016.

For the year ended December 31, 2015 the Company’s equity loss in an unconsolidated affiliate increased by approximately $3,186,465 to $3,366,819 from $180,354 in 2015. A portion of this loss was due to recording 50% of the $331,147 loss incurred by the affiliate, which totals $165,573. In addition, the Company recorded a non-cash impairment of $3,207,701 on the value of the CTS license held by the affiliate. Although the Company feels that the license has increased in value with continued research and development, due to the market price set by the acquisition of the remaining 49% of AMG Energy Group along with no current financial contracts involving the CTS license, the Company believes it is appropriate to value the license at the market value.

For the year ended December 31, 2016, the Company recognized a $528,510 non-cash expense resulting from the loss on extinguishment of debt. The Company recognized a $125,861 expense in 2015.

For the year ended December 31, 2016, the Company’s discontinued operations showed an increase of $492,215 to $1,160,484 from a $668,269 gain during the year ended December 31, 2015. This gain is primarily the result of the sale of Carbolosic Plant 1 to an unrelated third party, whereas the gain in 2015 was the result of $700,000 in cancelled debt resulting from a settlement in connection with certain ongoing litigation.

Research and development (R&D) costs for the year ended December 31, 2016 were $19,510, a decrease of $8,133 from $27,642 for the year ended December 31, 2015. The decrease in R&D expenses is the result of the opening of Ek Laboratories, Inc. in June 2015 and its purchases of gasses and other fine grade materials used in the CTS process.

Liquidity and Capital Resources

Liquidity

As of December 31, 2016 the Company had $49,680 in cash. Total Stockholders’ Equity at December 31, 2016 was $5,341,905. Total debt from continuing operations, including advances, accounts payable and other notes payable at December 31, 2016, together with interest payable thereon, was $3,640,992 a decrease of $1,455,690 from $5,096,682 at December 31, 2015.

During the fiscal year ended December 31, 2016, the Company’s continuing operating activities increased $262,160 to $2,241,708 from $1,979,548 at December 31, 2015. This expense can primarily be attributed to $1,036,015 used in payroll, $341,913 in legal, accounting and consulting fees and $126,692 in rent fees.

During the fiscal year ended December 31, 2016, the Company’s investing activities used $205,572 in cash. This use can be attributed to $18,037 used to purchase machinery and equipment, $58,476 in capitalized engineering costs and $131,719 advanced to Carbolosic, LLC for operational costs.

During the fiscal year ended December 31, 2016, the Company generated an aggregate of $2,438,031 through its financing activities. This increase of $25,137 from the prior year can primarily be attributed to a $1,986,796 increase in the sale of common stock through the Company’s private offerings, while simultaneously repaying $1,149,000 in short-term debt notes and securing $796,000 less in convertible during the year.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding the Company’s operations, the company will need to generate revenue and/or will require additional funding for ongoing operations and to finance such projects it may identify. As of the date of filing, the Company has raised $6,901,894 through its private placement offerings, however there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

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

Accounting for Derivative Instruments

The Company issues debentures where the number of shares into which a debenture can be converted is not fixed. For example, when a debenture converts at a discount to market based on the stock price on the date of conversion. In such instances, the embedded conversion option of the convertible debentures is bifurcated from the host contract and recorded at their fair value. In accounting for derivatives, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is then amortized over the life of the debenture and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability is charged to additional paid-in capital. For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the years ended December 31, 2016 and December 31, 2015, and the report thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Shareholders

Alliance Bioenergy Plus, Inc. and Subsidiaries

West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Alliance Bioenergy Plus, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bioenergy Plus, Inc. and Subsidiaries Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

April 15, 2017

Alliance BioEnergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$49,680	$62,054
Prepaid expenses	680,813	743,738
Deferred financing costs	-	54,278
TOTAL CURRENT ASSETS	730,493	860,070

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $133,771 AND $59,919 AT DECEMBER 31, 2016 AND DECEMBER 31, 2015, RESPECTIVELY	254,761	310,576

Other assets
Security deposits	16,305	18,965
Capitalized fees	260,497	202,021
Investment in and advances to an unconsolidated affiliate	7,756,989	7,433,024
TOTAL OTHER ASSETS	8,033,791	7,654,010
TOTAL ASSETS	$9,019,045	$8,824,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$341,688	$387,442
Payable relating to an acquisition - Related party	-	2,031,258
Short term note payable – Related party	2,073,126	71,000
Short-term note payable – Other	96,570	265,000
Convertible debentures payable – Other, net of discount of $73,334 & $0	88,329	999,000
Interest payable – Related Party	68,929	9,036
Interest payable – Other	58,350	83,946
Derivative liabilities	914,000	-
Current liabilities of discontinued operations	36,148	36,148
TOTAL CURRENT LIABILITIES	3,677,140	3,882,830
Long term liabilities
Long term notes payable – Other	-	1,250,000
TOTAL LONG TERM LIABILITIES	-	1,250,000
TOTAL LIABILITIES	3,677,140	5,132,830

STOCKHOLDER’S EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 71,707,493 shares issued and outstanding at December 31, 2016 and 41,084,279 shares issued and outstanding at December 31, 2015	71,707	41,084
Stock Subscription Receivable	(75,000)	(5,000)
Additional paid-in capital	31,167,713	21,160,997
Accumulated deficit	(25,822,515)	(17,052,797)
Total stockholders’ equity	5,341,905	4,144,284
Non-controlling interest	-	(452,458)
TOTAL STOCKHOLDER’S EQUITY	5,341,905	3,691,826

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$9,019,045	$8,824,656

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year Ended	For The Year Ended
	December 31, 2016	December 31, 2015

Revenues	$-	$-

Operating expenses:
General and administrative	4,299,501	5,330,832
Total operating expenses	4,299,501	5,330,832

Loss from operations:	(4,299,501)	(5,330,832)

Other (income) expense:
Equity loss in unconsolidated affiliates	159,118	180,354
Loss on impairment	3,207,701	-
Loss on extinguishment of debt	528,510	125,861
Change in fair value of embedded derivative liability	7,313
Interest expense – related party	59,892	3,582
Interest expense and prepayment penalties – other	1,215,709	185,812
Total other (income) expense	(5,178,243)	(495,609)

Loss from continuing operations:	(9,477,744)	(5,826,441)

Discontinued operations:
Loss from discontinued operations	3,125	31,731
Gain on disposal of subsidiary	(1,163,609)
Debt forgiveness	-	(700,000)
Income gain from discontinued operations:	1,160,484	668,269

Net loss:	(8,317,260)	(5,158,172)
Net loss attributable to non-controlling interest:	452,458	(313,701)
Net loss attributable to Company:	$(8,769,718)	$(4,844,471)

Basic and diluted net loss per share:
Continuing operations	(0.16)	(0.16)
Discontinued operations	0.02	0.02
Net loss per share:	$(0.14)	$(0.14)

Weighted average common shares outstanding:
Basic and Diluted	57,623,600	38,988,918

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Stock Subscription	Additional Paid -in	Accumulated	Non-controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	(Deficiency)
Balance as of January 1, 2015	40,340,738	$40,341	-	-	$(10,000)	$16,374,470	$(12,208,326)	$(138,757)	$4,057,728
Issuance of common stock for services	1,670,000	1,670	-	-	5,000	848,730	-	-	855,400
Rescission of common stock	(4,600,000)	(4,600)	-	-	-	4,600	-	-	-
Issuance of 4,130,000 warrants for services	-	-	-	-	-	2,074,698	-	-	2,074,698
Rescission of 2,500,000 warrants	-	-	-	-	-	(255,612)	-	-	(255,612)
Issuance of common stock and warrants for cash through PPM	3,421,096	3,421	-	-	-	1,158,788	-	-	1,162,209
Common stock issued under employee, director plan	500,000	500	-	-	-	239,500	-	-	240,000
Issuance of 1,967,356 options under employee, director plan	-	-	-	-	-	625,575	-	-	625,575
Issuance of common stock in connection with conversion of notes payable	250,000	250	-	-	-	89,750	-	-	90,000
Cancellation of common stock from acquisition (1)	(497,555)	(498)	-	-	-	498	-	-	-
Expiration of 500,000 options	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(4,844,471)	(313,701)	(5,158,172)
Balance as of December 31, 2015	41,084,279	$41,084	-	$-	$(5,000)	$21,160,997	$(17,052,797)	$(452,458)	$3,691,826
Issuance of common stock for services	1,752,481	1,752	-	-	-	635,964	-	-	637,716
Issuance of 4,496,648 warrants for services	-	-	-	-	-	1,188,632	-	-	1,188,632
Issuance of common stock and warrants for cash through PPM	14,671,136	14,672	-	-	(70,000)	3,134,333	-	-	3,079,005
Issuance of common stock for an acquisition (2)	10,240,094	10,240	-	-	-	3,481,387	-	-	3,491,627
Issuance of 2,747,057 options under the employee, director plan	-	-	-	-	-	558,720	-	-	558,720
Issuance of common stock in connection with conversion of notes payable	3,948,460	3,948	-	-	-	996,352	-	-	1,000,300
Issuance of common stock in connection with warrant conversion	11,043	11	-	-	-	4,802	-	-	4,813
Disgorgement of short swing stock profits	-	-	-	-	-	6,526	-	-	6,526
Net gain / (loss)	-	-	-	-	-	-	(8,769,718)	452,458	(8,317,260)
Balance as of December 31, 2016	71,707,493	$71,707	-	-	(75,000)	$31,167,713	$(25,822,515)	$-	$5,341,905

(1) Stock issued for rights to two partially-completed television series “World Star” and “Making of a Saint: The Journey to Sainthood”

(2) Stock issued in conjunction with the acquisition of the remaining 49% ownership of AMG Energy Group

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended	For The Year Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities
Net loss from continuing operations	(9,477,744)	(5,826,441)
Net income (loss) from discontinued operations	1,160,484	668,269
Net loss	$(8,317,260)	$(5,158,172)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	73,852	233,758
Amortization of non-cash compensation	584,567	-
Extinguishment of debt	528,510	125,861
Non-cash interest expense	783,536	(244,000)
Change in fair value of embedded derivative liability	7,313	-
Stock based compensation for services	568,799	676,525
Issuance of warrants for services	585,678	1,669,006
Stock based compensation awarded under employee, director plan	-	240,000
Issuance of options awarded under employee, director plan	558,720	625,575
Equity loss in an unconsolidated affiliates	159,118	180,354
Impairment of the license	3,207,701	-
Changes in operating assets and liabilities
Prepaid expenses	27,351	55,829
Accrued interest – other	10,891	185,812
Accounts payable and accrued liabilities	140,000	98,173
Net cash (used in) operating activities – continuing operations	(2,241,708)	(1,979,548)
Changes in discontinued operations assets and liabilities
Accounts payable and accrued liabilities	-	(1,656)
Gain on disposal of subsidiary	(1,163,609)	-
Legal settlement relating to an acquisition	-	(700,000)
Net cash (used in) operating activities – discontinued operations	(3,125)	(33,387)
Net cash (used in) operating activities	(2,244,833)	(2,012,935)

Cash flows from investing activities
Purchase of property and equipment	(18,037)	(214,225)
Security deposit	2,660	(11,687)
Capitalized fees	(58,476)	(202,021)
Advances to an unconsolidated affiliate	(131,719)	(115,941)
Net cash (used in) investing activities – continuing operations	(205,572)	(543,874)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(205,572)	(543,874)

Cash flows from financing activities
Proceeds from short-term note payable – related party	-	10,290
Proceeds from short-term note payable – other	-	265,000
Proceeds from warrant exercise	1,500	-
Proceeds from issuance of common stock	3,079,005	1,162,209
Proceeds from issuance of convertible debt	500,000	1,296,000
Repayment of convertible debt	(884,000)	(310,283)
Repayment of short-term note payable – related party	-	(10,290)
Repayment of short-term note payable – other	(265,000)	-
Payment of accrued interest	-	(32)
Disgorgement of short-swing stock profits	6,526	-
Net cash provided by financing activities – continuing operations	2,438,031	2,412,894
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	2,438,031	2,412,894

Net (decrease) in cash and cash equivalents	(12,374)	(143,915)

Cash and cash equivalent at beginning of the period	62,054	205,969
Cash and cash equivalent at end of the period	$49,680	$62,054

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$512,046	$59,527
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$1,003,613	$90,000
Common stock issued for future services	68,917	178,875
Warrants issued for future services	602,954	405,692
Rescinded warrants	-	(255,612)
Common stock issued for an acquisition	3,491,627	-

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

2) In July 2016, the Company determined to restructure its energy holdings under a single wholly-owned subsidiary (AMG Energy) such that AMG Energy would own (i) the Company’s fifty percent (50%) interest of Carbolosic (which includes certain licensing rights in North America and Africa) and (ii) the Company’s 100% interest in EK Laboratories, Inc. At the same time, the Company’s interest in Carbolosic Plant 1 was divested. This restructuring was completed on September 19, 2016 when AMG Renewables merged into AMG Energy. Previously, the Company had completed transactions with certain related parties to acquire the remaining 49% of AMG Energy which was not owned by the Company in exchange for an aggregate of 10,240,094 shares of Company common stock and a restructuring of the balance due under a cash payable to the minority AMG Energy Shareholders.

Plan of Operation

The Company is now focused on the development and commercialization of the licensed technology it controls through its affiliate Carbolosic, LLC. Through its wholly-owned subsidiary, AMG Energy, the Company owns Ek Laboratories, Inc. and a 50% interest in Carbolosic (which includes certain licensing rights in North America and Africa). The Company has a strategy that includes mergers and acquisitions of existing businesses in the renewable energy and sustainable products industries as well as sub-licensing its patented technologies that it controls through a master license with the University of Central Florida under affiliate Carbolosic and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $2,946,647 and may be unable to raise further equity. At December 31, 2016 the Company had incurred accumulated losses of $25,822,515, of which $18,251,753 is non-cash, since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Through its private offerings, the Company raised $1,162,209 for the year ended December 31, 2015 and an additional $3,079,004 in the year ended December 31, 2016.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates presented and reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of impairment assessment of identifiable intangible assets and valuation allowance for deferred tax assets. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates

Cash and Cash Equivalents

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

The stock compensation issued for services during the year ended December 31, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the year ended December 31, 2016:

	01/01/16	01/04/16	01/25/16	02/01/16	03/01/16	03/25/16	03/31/16	04/01/16
Risk-free interest rate	1.76%	1.73%	1.47%	1.38%	1.31%	1.91%	1.21%	1.24%
Expected life	5 years	5 years	5 years	5 years	5 years	10 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	175.11%	174.97%	176.42%	175.99%	175.28%	176.15%	175.87%	175.70%
ALLM common stock fair value	$0.30	$0.30	$0.40	$0.37	$0.33	$0.33	$0.30	$0.30

	04/16/16	04/28/16	04/29/16	05/01/16	06/01/16	06/30/16	07/01/16	08/01/16
Risk-free interest rate	1.22%	1.28%	1.28%	1.28%	1.39%	1.01%	1.00%	1.06%
Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	174.48%	173.48%	173.51%	173.51%	174.01%	165.31%	165.40%	164.69%
ALLM common stock fair value	$0.28	$0.26	$0.23	$0.23	$0.36	$0.36	$0.39	$0.35

	09/30/16	10/24/16	11/01/16	11/15/16	12/01/16	12/21/16	12/31/16
Risk-free interest rate	1.14%	1.27%	1.30%	1.68%	1.90%	2.04%	1.93%
Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%
Expected volatility	156.06%	151.13%	148.28%	147.15%	142.70%	141.28%	140.48%
ALLM common stock fair value	$0.26	$0.26	$0.24	$0.25	$0.22	$0.20	$0.20

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

Accounting for Derivative Instruments

The Company issues debentures where the number of shares into which a debenture can be converted is not fixed. For example, when a debenture converts at a discount to market based on the stock price on the date of conversion. In such instances, the embedded conversion option of the convertible debentures is bifurcated from the host contract and recorded at their fair value. In accounting for derivatives, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is then amortized over the life of the debenture and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability is charged to additional paid-in capital. For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	December 31, 2015	December 31, 2016
Annual dividend yield	-	-
Expected life (years)	-	4.30
Risk-free interest rate	-	1.93%
Expected volatility	-	24% - 163%

	Fair Value Measurements at December 31, 2016
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)	-	-	794,000
Embedded derivative liabilities – (Debenture)	-	-	120,000
Total			914,000

Fair Value Measurements at December 31, 2015
Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	-	-	-
Total			-

For the year ended December 31, 2016, the Company recognized a loss of $7,313 on the change in fair value of derivative liabilities. At December 31, 2016, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

NOTE 4 – INVESTMENT IN UNCONSOLIDATED AFFILIATES

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, acquired the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties and subsequently acquired the remaining 49% in 2016. AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The results of AMG Renewables and AMG Energy are consolidated in the Company’s financial statements. AMG Energy’s investment in Carbolosic is accounted for using the equity method of accounting.

The following is a condensed balance sheet and statement of operations of the unconsolidated affiliate as of December 31, 2016 and 2015.

Condensed Balance Sheet of Non-Consolidated Affiliate

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$199	$83
TOTAL ASSETS	$199	$83

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$406,474	$238,399
Interest payable	31,309	12,864
Current notes payable	657,585	539,189
TOTAL CURRENT LIABILITIES	1,095,369	790,452

STOCKHOLDERS EQUITY
Accumulated deficit	(1,095,170)	(790,369)
TOTAL EQUITY	(1,095,170)	(790,369)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$199	$83

Condensed Statement of Operations of Non-Consolidated Affiliate

	For The Year Ended	For The Year Ended
	December 31, 2016	December 31, 2015

Revenues	$-	$-

Operating Expenses
Royalties	70,000	47,500
Legal fees	56,633	107,959
General and administrative	185,866	207,038
Total operating expenses	(312,519)	(362,497)

Other expenses
Interest expense	18,627	11,646
Total other expenses	(18,627)	(11,646)

Loss from operations	$(331,147)	$(374,143)

NOTE 5 – DEBT

Short Term Notes Payable—Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended. At December 31, 2016 there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum. As of December 31, 2016 and December 31, 2015, the total interest accrued on the note was $12,596 and $9,036 respectively.

In July 2016, the Company issued 6 short-term notes payable to related parties in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes have an aggregate value of $2,002,126 and accrue interest at a rate of six percent (6%) per annum. As of December 31, 2016 the total interest accrued on the notes was $56,332. All of the notes are coming due on August 4, 2017.

Short Term Notes Payable – Other

On July 7, 2015, the Company entered into a six month promissory note with St. George Investments, LLC with a face amount of $265,000 less an original issue discount of $65,000. This note does not accrue interest. In addition, a ten percent broker commission was paid to Wellington Shields & Co. LLC, which is being amortized over the life of the note. In January 2016, the company repaid this note in full. The total amount paid was $306,890, which represented a $265,000 principal balance and $41,890 in default interest and early payment penalties.

In July 2016, the Company issued a short-term note payable to a third party in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. The note has a principal balance of $96,570 and accrued interest at a rate of six percent (6%) per annum. As of December 31, 2016 the total interest accrued on the note was $2,794. The note is coming due on August 4, 2017.

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

On April 25, 2016, the Company entered into a 12 month convertible debenture with JMJ Financial with a principal balance of $555,556. The note carries a 10% one-time interest charge, a 10% original issue discount and a 75% warrant coverage of the amount funded, totaling an aggregate value of $416,666 [$555,556 x 75% = $416,666]. The note may only be paid up to 98% of the balance due within the first 180 days at a 30% premium. After 180 days, the note cannot be repaid without the holders consent. The note is convertible after 180 days at a 25% discount to the lowest trade price in the preceding 10 trading days. Per the warrant coverage feature, the Company issued the investor 1,388,886 warrants with a 5 year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. The warrant agreement also contains a down-round ratchet provision allowing the holder to increase its warrant count. The number of warrants to issue is calculated by dividing the aggregate value by the lower of $0.30 or the lowest trade price in the 10 preceding trading days. As of December 31, 2016, JMJ Financial has converted $393,892 at $0.135825 per share into 2,900,000 shares of common stock. In addition, JMJ Financial has exercised its warrant agreement ratchet rights, resulting in 3,067,668 [$416,666 / $0.135825 = 3,067,668] warrants outstanding. As of December 31, 2016, the holder had exercised warrants to purchase 11,043 of Company common stock. Using a Black-Scholes Floating Strike Lookback Call Option model, these warrants were valued at $580,000 along with a derivative liability of $214,000 at December 31, 2016.

Derivative Liabilities

The embedded conversion features of the above convertible notes payable and warrants contain discounted conversion prices and ratchet provisions and should be recognized as derivative instruments. Such embedded conversion features should be bifurcated and accounted for at fair value. As of the year ended December 31, 2016 and December 31, 2015, the Company had a derivative liability balance of $914,000 and $0, respectively. The Company uses the Black Scholes Model to calculate derivate liability.

Fair Value of Embedded Derivative Liabilities:

December 31, 2014	$-

Addition	-
Converted	-
Change in Fair Market Value	-
As of December 31, 2015	$-

Addition	1,275,547
Converted	(494,721)
Changes in fair value of derivative liabilities	7,313
As of December 31, 2016	$914,000

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is five hundred ten million (510,000,000), five hundred million (500,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of December 31, 2016, the Company had 71,707,493 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In February 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of Common Stock, one (1) three-year Series A Warrant convertible to .5 Common Share at an exercise price of $0.75 and one (1) three-year series B Warrant convertible to .5 Common Share at an exercise price of $1.50. As of December 31, 2015, the Company has sold 2,460,198 units for aggregate proceeds of $850,209. Zero units were sold in 2016. The offering is ongoing.

In November 2015, the Company commenced a new offering of units valued at eight-five (85%) percent of the average of the last three days closing market share price. Each unit consists of one (1) share of Common Stock, one (1) three-year Series C Warrant convertible to .5 Common Share at an exercise price of $0.45 and one (1) three-year series D Warrant convertible to .5 Common Share at an exercise price of $0.65. The Company sold 960,897 units for aggregate proceeds of $312,000 and 500,000 units for aggregate proceeds of $89,000 in the years ended December 31, 2015 and December 31, 2016 respectively. The offering is ongoing.

In January 2016, the Company commenced a new offering of units valued at $0.24 per unit. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. As of December 31, 2016, the Company has sold 4,535,517 units for aggregate proceeds of $1,068,524. The offering is ongoing.

In March 2016, the Company commenced a new offering of units valued at $765,735. Each unit consists of three million seven hundred seventeen thousand seven hundred eighty-five (3,717,785) shares of common stock and four million five hundred thousand (4,500,000) five-year series F warrants convertible to one (1) share of common stock each at an exercise price of $0.25. As of December 31, 2016, the Company has sold 2 units for aggregate proceeds of $1,531,470. The offering is ongoing.

In April 2016, the Company entered into a 12 month convertible debenture with JMJ Financial. To obtain the note, the Company issued the holder 1,388,886 warrants with a 5 year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. In the year ending December 31, 2016, JMJ Financial has exercised its warrant agreement ratchet rights, thus rescinding 1,388,886 warrants and reissuing 3,067,668 warrants. SEE NOTE 5. As of December 31, 2016, the holder had exercised warrants to purchase 11,043 shares of Company common stock.

In July 2016, the Company entered into a series of transactions with certain related parties to acquire the remaining 49% of AMG Energy Group, LLC for an aggregate of 10,240,094 shares of Company common stock

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. As of December 31, 2016, the Company has hold 2,200,050 units for aggregate proceeds of $390,010. The offering is ongoing.

In the year ended December 31, 2016, the Company issued an aggregate of 1,752,481 shares of its common stock for services valued at $637,716.

In the year ended December 31, 2016, the Company issued an aggregate of 4,800,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $1,188,632. These warrant agreements have terms ranging from three years (3) to five years (5) with exercise prices ranging from forty-five cents ($0.45) to two dollars ($2.00) per share.

In the year ended December 31, 2016, the Company issued options to its independent directors to purchase an aggregate of 330,254 shares of common stock for a period of three (3) years at average exercise price of $0.45. In addition, the Company also approved employee stock options to purchase 2,416,803 shares of common stock at an average exercise price of $0.45 and terms ranging from three (3) to ten (10) years. Using a Black-Scholes asset pricing model, these agreements were valued at $558,720.

During the fiscal years ended December 31, 2016 and December 31, 2015, principal in the amount of $508,892 was converted to 3,948,460 shares of common stock and a $90,000 note balance converted to 250,000 shares of common stock respectively. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $411,192 and $218,301, respectively, was attributed to the beneficial conversion features.

In the year ended December 31, 2016, the Company received $6,526 in disgorgement from certain shareholders and officers.

NOTE 7 – SEGMENT INFORMATION

The Company is comprised of three segments. Alliance BioEnergy Plus, Inc. is the parent corporation. AMG Energy Group is a wholly owned subsidiary with the rights to the CTS license. EK Laboratories is wholly owned subsidiary of AMG Energy Group and is responsible for the further research and development of the CTS technology.

	December 31,
	2016	2015
Revenue:
Alliance BioEnergy Plus, Inc.	$-	$-
AMG Energy Group, LLC	-	-
EK Laboratories, Inc.	-	-
Total Revenue	-	-
Loss From Continuing Operations
Alliance BioEnergy Plus, Inc.	$5,360,542	5,185,672
AMG Energy Group, LLC	3,589,912	221,127
EK Laboratories, Inc.	527,290	419,642
Total Loss From Continuing Operations	9,477,744	5,826,441
Total Assets:
Alliance BioEnergy Plus, Inc.	$738,904	859,364
AMG Energy Group, LLC	7,757,077	7,444,581
EK Laboratories, Inc.	523,064	520,711
Total Assets	9,019,045	8,824,656

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2016 and 2015 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2016	December 31, 2015
Statutory federal income tax rate	-34%	-34%
State income tax, net of federal benefits	-6%	-6%
Valuation Allowance	40%	40%
Income tax provision (benefit)	0%	0%

The benefit for income tax is summarized as follows:

	Years Ended
	December 31, 2016	December 31, 2015
Federal
Current	$-	$-
Deferred	(2,981,704)	(1,647,120)
State
Current	-	-
Deferred	(526,183)	(290,668)
Change in valuation allowance	3,507,887	1,937,788
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2016 and 2015 are as follows:

	Years Ended
	December 31, 2016	December 31, 2015
Deferred tax asset
Net operating loss carryovers	$10,329,006	$6,821,119
Valuation Allowance	(10,329,006)	(6,821,119)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2016 and 2015, the Company had $25,822,515 and $17,052,797 of Federal net operating loss carryovers (“NOLs”) which begin to expire in 2033.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Rent expense for the year ended December 31, 2016 and December 31, 2015 was $126,692 and $122,165 respectively.

As of December 31, 2016, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2017	128,508
2018	38,295
2019	-

TOTAL	$275,327

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

4) On April 16, 2016, the Company entered into a 45 month consulting agreement with a company owned by Mark W. Koch named CK Energy, which calls for semi-monthly payment of $9,860 through September 2016. The agreement also provides the consultant with 500,000 warrants exercisable at $0.50, 1,000,000 warrants exercisable at $0.75 and 1,000,000 warrants exercisable at $1.00 all with a five year term. Using a Black-Scholes asset pricing model, these warrants have been valued at $643,245 and are being amortized over the life of the agreement. Under the terms of the consulting agreement, the consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts.

5) On July 21, 2016, the Company entered into a series of transactions with certain related parties to acquire the remaining 49% of AMG Energy Group, LLC for an aggregate of 10,240,094 shares of Company common stock and a restructuring of the balance due under the original cash payable. The Company expects these transactions to be completed in the near future upon satisfaction of certain pre-closing conditions.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	December 31, 2016	December 31, 2015

Carrying amounts of major classes of assets included as part of discontinued operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$36,148	$36,148
Total liabilities of the discontinued operation	$36,148	$36,148

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	December 31,
	2016	2015
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	$-	$-
Gain on disposal of subsidiary	1,163,609	-
Selling, general and administrative	(3,125)	(31,731)
Debt forgiveness from legal settlement	-	700,000
Gain from discontinued operations	$1,160,484	$668,269

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

From December 31, 2016 through the date of filing, the Company sold 162,500 units for $32,500 in connection with its 6th round offering.

From December 31, 2016 through the date of filing, the Company issued 80,071 shares of common stock for services valued at $12,725.

In January 2017, 250,000 warrants issued for services vested. Using a Black-Scholes asset pricing model, these warrants were valued at $35,106.

In January 2017, the Company received $70,000 of its stock subscription receivable.

In January 2017, the Company secured a $20,000 short-term bridge loan from a shareholder of the Company. This note did not bear interest and was repaid in February 2017.

In January 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $153,000 due and payable on or before October 29, 2017. The note accrues interest at a rate of twelve percent (12.0%) per annum and is convertible into the Company’s common stock at a 39% discount, after 180 days, in whole or in part at the option of the holder. The note also carried a prepayment penalty, adjusting every 30 days to a maximum of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

In February 2017, the Company entered into a twelve month promissory note with an officer of the Company with a principal amount of $20,000 and bearing 5% interest per annum. The note was repaid in February 2017.

In February 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $165,000 due and payable on October 2, 2017. The note carries an 8% one-time interest charge, a $15,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior 25 trading days. In addition, the Company provided 150,000 inducement shares to secure the note, and may have to provide additional shares on the note’s 6 month anniversary if the Company’s share price declines. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a one hundred twenty percent (120%) prepayment penalty of the then outstanding principal and interest due.

In February 2017, the Company formed Alliance Bio-Products, Inc., a Florida corporation (“ABIOP”), for the purpose of acquiring and operating a plant for the installation of the Company’s patented CTS process. The Company intends to raise money into ABIOP for this purpose.

In March 2017, the Company rescinded 500,000 shares of common stock previously issued under the Company’s 2012 Employee, Director Stock Plan.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016 to a reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion. This conclusion resulted from the lack of separation of duties within the Company.

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2016.

Management believes that the material weakness set forth above did not have an effect on its financial results. However, management believes that the lack of a functioning audit committee, coupled with not having individuals on staff or retainer with a thorough knowledge of US GAAP and SEC rules and regulations and lack of effective oversight on the financial close process results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in its financial statements in future periods.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation Plan

Management is sensitive to the issues presented and intends to take appropriate action when the Company’s financial resources permit. Management intends to hire additional support staff when its financial resources permit and it will continue to review and make necessary changes to the overall design of its internal control environment.

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

Name	Age	Position and Offices
Daniel de Liege	50	Chief Executive Officer, President and Director
Charles F. Sills	72	Director
George D. Bolton	67	Director
Troy Lorenz	54	Director
Benjamin Slager	54	Director

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

Troy Lorenz became a director in June 2016. Mr. Lorenz is a seasoned business professional with a broad experience in business development and operations. From his experience with Price Waterhouse as a tax attorney/CPA, private practice in estate and business planning, regional developer for several Fortune 500 financial services companies, consulting engagements in North Dakota’s Bakken Oil Formation as well as other businesses, he has worked in a variety of roles that have enlisted his educational and experiential background. From startups to regional territorial development to independent oil and gas service companies, he has worked to help businesses and business owners mitigate their risks, meet compliance requirements, standardize sales and sales training, streamline their operations and build high performance teams.

Mr. Lorenz was raised and has worked the majority of his career in the upper Midwest where energy and agriculture play an integral component to the wellbeing of not only the region but the global community. Troy is a firm believer in continuous improvement, creating predictable results through process and systems, and the importance of businesses using a multidisciplinary approach to achieving results whether it be by the advisors they surround themselves with or the internal teams that work day to day in the business.

Mr. Lorenz’ other experiences include lobbying, and Legislative Coordinator for the Governor of North Dakota and Assistant Attorney General for the North Dakota Attorney General’s Office. He earned his undergraduate degree in accounting and his Juris Doctorate from the University of North Dakota.

Benjamin Slager became a director in October 2016. Mr. Slager is a seasoned business professional with significant experience in corporate finance, venture capital, and entrepreneurship. He has a proven record in founding, developing and selling high tech companies.

Mr. Slager began his career in 1987 as a financial analyst with a venture capital firm, NesBic Holding BV, in Utrecht, the Netherlands. He also served as a market maker on the European Option Exchange in Amsterdam, while working for International Option Investment BV, in Amsterdam. In 1990, Mr. Slager turned his focus to sales and marketing while serving as a sales engineer and international sales director for NesBic Holding BV, in Utrecht. In 1993, Mr. Slager began a 19-year career as an entrepreneur and corporate CEO when he co-founded Microidentt Group AG, in Erfurt, Germany. Microidentt’s core business focus was on manufacturing, developing, marketing, and sales of smartcards, smartcard related products and industry identification transponders worldwide. Mr. Slager grew the company to a market capitalization of $60 million dollars while serving as its CEO.

Mr. Slager continued his career as an entrepreneur by developing and selling several technical innovation companies between 2006 and 2013. Mr. Slager founded and sold SolarExcel BV, which developed a patented solution and production process for increasing the performance of solar cells. He also founded and sold Novameer BV, which developed high tech and patented fibers for antiballistic and composite applications. Mr. Slager has served as an Advisory Board Member for Alloksys Life Sciences BV, a company specializing in therapeutics for anti-inflammation.

Mr. Slager received his Bachelor of Science in Chemical Engineering from Technical College of Chemical Engineering in Hilversum, the Netherlands, in 1985. He also received a degree in Business Administration from Nijenrode University for Business Administration in 1987.

Audit Committee and Audit Committee Financial Expert

The Company does not currently have a functioning audit committee and the Company’s entire board of directors handles the functions that would otherwise be handled by an audit committee. The company expects to designate an audit committee of its board of directors in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2016, the Company does not believe that all reports required to be filed were filed on a timely basis.

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

The following table sets forth the compensation paid by the Company to its officers and directors for the fiscal years ended December 31, 2016 and 2015. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to its named executive officers and directors.

Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plans	Non-Qualified Deferred Comp on Earnings	Other	Total

Daniel de Liege	2016	240,000		-	239,378	-	-	-	$479,378
(President / CEO)	2015	240,000	3,508	-	-	-	-	-	$243,508

Charles F. Sills	2016	40,000	-	-	-	-	-	-	$40,000
	2015	18,333	-	-	45,641	-	-	-	$63,974

George D. Bolton	2016	-	-	-	40,000	-	-	-	$40,000
	2015	-	-	-	65,576	-	-	-	$65,576

Troy Lorenz	2016	-	-	-	20,000	-	-	-	$20,000

Benjamin Slager	2016	-	-	-	10,000	-	-	-	$10,000

Joseph McNaney	2016	-	-	-	-	-	-	-	$-
(Former Director)	2015	-	-	-	767,705	-	-	-	$767,705

(1)	A company owned by Mark Koch entered into a consulting agreement with the Company in January 2015, calling for monthly payments of $20,000. This agreement was terminated in March 2016 and a new agreement with a Company owned by Mark Koch was entered into in April 2016. The terms of this agreement are detailed in NOTE 10 – Related Party Transactions

Outstanding Equity Awards at Fiscal Year End

The Company’s Chief Executive Officer received options to purchase up to 1,250,074 shares of company common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of $0.16 per share and five-year terms. These awards were issued in accordance with the terms of the executive’s employment agreement. Using a Black-Scholes asset pricing model, these agreement were valued at $239,378.

In March 2015, the Company’s Board of Directors approved a resolution to compensate the board’s independent directors with cash or equity per quarter under the Company’s 2012 Employee, Director Stock Plan. During the fiscal year ended December 31, 2016, the company issued to its current and former independent directors, seven (7) option agreements to purchase an aggregate of 330,254 shares of common stock for a period of five (5) years at an average exercise price of $0.16

Additional Narrative Disclosures

A majority of the Company’s employees, including its executive officers, have entered into employment contracts with the company. The company does not offer any benefits package, deferred compensation or retirement plan at this time.

Director Compensation

In March 2015, the Board of Directors approved resolution to award compensation packages to the Company’s independent directors for their service as directors or as members of any committee of directors. Each independent member of the board is to receive $10,000 in value of common stock, cash or five-year options per quarter. In addition, the Chairman of the Board is to receive a $3,000 monthly payment. The Company may compensate its directors with common stock, common stock options, cash or a combination of these instruments. The Company has not established any quantifiable criteria with respect to the level of stock grants or options. Rather, the Board of Directors will evaluate stock grants and stock options paid to similarly situated companies.

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

Name and Address	No of Shares (2)	% Owned (1)	Capacity
Daniel de Liege (3)	9,671,371	13.279%	Chief Executive Officer,
400 N. Congress Ave., Suite 130			President and Director
West Palm Beach , FL 33401

Charles F. Sills	100,000	**	Director
400 N. Congress Ave., Suite 130
West Palm Beach, FL 33401

George D. Bolton	325,367	**	Director
400 N. Congress Ave., Suite 130
West Palm beach, FL 33401

Troy Lorenz	102,633	**	Director
400 N. Congress Ave., Suite 130
West Palm beach, FL 33401

Benjamin Slager	59,760	**	Director
400 N. Congress Ave., Suite 130
West Palm beach, FL 33401

All officers and directors as a group (four persons)

Joseph Walsh (4)	20,944,308	25.490%	Director
400 N. Congress Ave., Suite 130
West Palm Beach, FL 33401

Johan Sturm (5)	7,474,949	10.443%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach , FL 33401

Steven Sadaka (6)	4,880,683	6.612%	5% Holder
3474 Derby Ln
Weston, FL 33331

Mark W. Koch (7)	7,325,756	9.889%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach , FL 33401

Steven Dunkle (8)	5,040,251	7.041%	5% Holder
226 N Nova Road, Ste 151
Ormond, FL 32174

** less than one percent

(1)	This table is based upon 71,600,064 shares of common stock issued and outstanding and 36,770,205 warrants and options vested and exercisable as of the date of filing.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 7,421,297 shares and 1,250,074 fully vested and exercisable options owned by Daniel de Liege and an additional 1,000,000 shares owned by AFS Consulting, LLC the beneficial owner of which is Daniel de Liege.

(4)	Includes 6,638,821 shares and 6,087,702 fully vested and exercisable warrants owned by United States Regional Economic Development Authority, LLC and 3,717,785 shares and 4,500,000 fully vested and exercisable warrants owned by Carbolosic Energy 1, LLLP of which the beneficial owner is Joseph Walsh. Joseph Walsh is a former Director of the Company, who did not run for reelection at the Company’s 2016 annual shareholder meeting.

(5)	Includes 2,570,107 shares owned by W. Johan Sturm and Marie M Veronique Sturm and 4,904,842 shares owned by Animated Family Films, Inc., the beneficial owner of which is W. Johan Sturm. W. Johan Sturm resigned as a director of the Company on November 10, 2014.

(6)	Includes 2,640,341 shares and 2,240,342 fully vested and exercisable warrants.

(7)	Includes 1,617,082 shares owned by Mark W. Koch, 700,000 shares owned by MWK Holdings, Inc., 500,000 shares owned by MWK Holdings 1, LLC, 2,008,674 shares owned by CTWC, LLC and 2,500,000 fully vested warrants owned by CK Energy, the beneficial owner of which is Mark Koch. Mark Koch resigned as a director of the Company in March 2015.

(8)	Includes 50,000 shares of common stock owned by Steven Dunkle and 2,981,577 shares of common stock owned by Wellington Asset Holdings, Inc and 2,008,674 shares of common stock owned by CTWC, LLC, the beneficial owner of which is Steven Dunkle

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

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

1. In January 2015, the Company entered into a consulting agreement with a company owned by former director Mark W. Koch, Prelude Motorsports, Inc., calling for semi-monthly payments of $10,000. Under the terms of the consulting agreement, the consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development. This agreement was cancelled on March 31, 2016.

2. In April 2016, the Company entered into a 45 month consulting agreement with a company owned by formed director Mark W. Koch named CK Energy, which calls for semi-monthly payment of $9,860 through September 2016. The agreement also provides the consultant with 500,000 warrants exercisable at $0.50, 1,000,000 warrants exercisable at $0.75 and 1,000,000 warrants exercisable at $1.00 all with a five year term. Under the terms of the consulting agreement, the consultant will review and provide input on a variety of areas including corporate structure, marketing materials, website and promotional pieces; provide introductions to various organizations and individuals who might support the Company’s business development efforts.

3. Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended. At December 31, 2016, there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum.

4. In July 2016, AMG Renewables, a wholly-owned subsidiary of the Company entered into an agreement to acquire, by merger, the remaining 49% of AMG Energy which it did not previously own by agreeing to issue 8,700,000 shares of new Company common stock to the holders of AMG Energy Solutions. Prior to the completion of this transaction, Solutions owned 43% of AMG Energy Group and two other parties controlled 6% of AMG Energy Group. This transaction was completed September 19, 2016. Following the merger, the Company owns 100% of AMG Energy, which in turn owns 100% of EK Laboratories, Inc. and 50% of Carbolosic. At the same time, the Company acquired the remaining 6% of AMG Energy from the remaining two parties in exchange for issuance of an aggregate of 1,540,094 shares of Company common stock. In addition, the remaining balance owed under the original transaction was renegotiated at an aggregate principal balance of $2,098,696 bearing an interest rate of six percent (6%) per annum and maturing on July 20, 2017.

Following completion of the foregoing merger and acquisition of the minority interest, AMG Energy became a wholly-owned subsidiary of the Company. As a result, AMG Energy would become the holding company for all of the energy holdings of the Company (EK Laboratories, Inc. and a 50% interest in Carbolosic, which includes certain licensing rights in North America and Africa) and the existence of AMG Renewables ceased.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Director Independence

The Company currently has four (4) independent directors within the meaning of Nasdaq Marketplace Rule 4200. Although there are only four (4) independent directors, due to the business and financial expertise of the CEO, the company feels that the current board can competently perform the functions that an independent Board of Directors would provide.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, Paritz & Co. P.A. for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2016 and review its interim financial statements for the first, second and third quarters of 2017 will be approximately $47,000 The aggregate fees billed by the Company’s auditors, Paritz & Co P.A., for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2015 and review its interim financial statements for the first, second and third quarters of 2016 were approximately $48,670.

Audit Related fees

During the past fiscal year, no fees were billed or incurred for assurance or related services by the Company’s auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During the past fiscal year, $5,200 was billed by the Company’s auditors for tax preparation fees for the fiscal year ended December 31, 2015.

All Other Fees

During the past fiscal year, no other fees were billed or incurred for services by the Company’s auditors other than the fees noted above. The Company’s board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of its auditors.

The Board of Directors Preapproval Policies

The Company does not currently have a functioning audit committee and the Company’s entire board of directors handles the functions that would otherwise be handled by an audit committee. The company expects to designate an audit committee of its board of directors in the near future. Before an independent auditor is engaged by the Company to render audit or non-audit services, the Company’s board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Company’s board of directors regarding its engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, its board of directors is informed of each service provided, and such policies and procedures do not include delegation of its board of directors’ responsibilities under the Exchange Act to its management. The Company’s board of directors may delegate to one or more designated members of its board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If the board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2016, 100% of audit-related services, tax services and other services performed by the Company’s independent auditors were pre-approved by its board of directors.

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

ITEM 15. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1.	31.1. Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance BioEnergy Plus, Inc.
(Registrant)

By	/s/ Daniel de Liege
Daniel de Liege
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date	April 17, 2017

By	/s/ Daniel de Liege
Daniel de Liege
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Daniel de Liege
Daniel de Liege
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

Date	April 17, 2017

By	/s/ Troy Lorenz
Director

Date	April 17, 2017

By	/s/ George D. Bolton
George D. Bolton
Director

Date	April 17, 2017

By	/s/ Charles F. Sills
Charles F. Sills
Director

Date	April 17, 2017

By	/s/ Benjamin Slager
Benjamin Slager
Director

Date	April 17, 2017

