Form 10-Q
period 2017-03-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2017-05-12
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2017

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

Common Stock $.001 par value

There were 72,368,739 shares of common stock outstanding as of May 12, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$2,414	$49,680
Prepaid expenses	633,888	680,813
TOTAL CURRENT ASSETS	636,302	730,493
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $152,280 AND $133,771 AT MARCH 31, 2017 AND DECEMBER 31, 2016, RESPECTIVELY	243,952	254,761
Other assets
Security deposits	16,305	16,305
Capitalized costs	260,497	260,497
Investment in and advances to an unconsolidated affiliate	7,802,047	7,756,989
TOTAL OTHER ASSETS	8,078,849	8,033,791
TOTAL ASSETS	$8,959,103	$9,019,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$449,103	$341,668
Short term note payable – Related party	2,073,126	2,073,126
Short term note payable – Other	96,570	96,570
Convertible debentures payable – Other, net of discount of $99,576 & $73,334	520,587	88,329
Interest payable – Related party	99,424	68,929
Interest payable – Other	77,543	58,350
Derivative liabilities	437,000	914,000
Current liabilities of discontinued operations	36,148	36,148
TOTAL CURRENT LIABILITIES	3,789,501	3,677,140
TOTAL LIABILITIES	$3,789,501	$3,677,140

STOCKHOLDER’S EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 72,087,564 shares issued and outstanding at March 31, 2017 and 71,707,493 shares issued and outstanding at December 31, 2016	72,087	71,707
Stock subscription receivable	(5,000)	(75,000)
Additional paid-in capital	31,436,554	31,167,713
Accumulated deficit	(26,334,039)	(25,822,515)
Total stockholder’s equity	5,169,602	5,341,905
TOTAL EQUITY	$5,169,602	$5,341,905

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,959,103	$9,019,045

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues	$-	$-

Operating expenses:
General and administrative	814,184	1,281,623
Total operating expenses	814,184	1,281,623

Loss from operations:	(814,184)	(1,281,623)

Other (income) expense:
Equity loss in an unconsolidated affiliate	49,101	41,330
Loss on extinguishment of debt	-	92,440
Change in fair value of derivative liabilities	(477,000)	-
Interest expense – related party	30,523	885
Interest expense and prepayment penalties – other	94,716	428,100
Total other income (expense)	302,660	(562,755)

Loss from continuing operations:	$(511,524)	$(1,844,378)

Discontinued operations:
Loss from discontinued operations	-	3,198
Gain on disposal of subsidiary	-	(1,163,609)
Income gain from discontinued operations:	$-	$1,160,411

Net loss:	(511,524)	(683,967)
Net gain attributable to non-controlling interest:	-	1,764
Net loss attributable to Company:	$(511,524)	$(685,731)

Basic and diluted net loss per share:
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	$-	$0.02
Net loss per share:	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and Diluted	72,151,042	44,472,179

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net loss from continuing operations	(511,524)	(1,844,378)
Net income (loss) from discontinued operations	-	1,160,411
Net loss	$(511,524)	$(683,967)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	18,809	18,049
Amortization of non-cash compensation	156,816	450,116
Extinguishment of debt	-	92,440
Non-cash interest expense	67,585	54,278
Change in fair value of derivative liabilities	(477,000)	-
Stock based compensation for services	34,766	44,499
Issuance of warrants for services	34,492	56,654
Issuance of options awarded under employee, director plan	30,000	190,720
Equity loss in an unconsolidated affiliate	49,101	41,330
Changes in operating assets and liabilities
Prepaid expenses	(14,855)	8,092
Accrued interest - other	9,293	41,596
Accounts payable and accrued liabilities	137,910	14,364
Net cash (used in) operating activities – continuing operations	(464,607)	(832,240)
Changes in discontinued operations assets and liabilities
Gain on disposal of subsidiary	-	(1,163,609)
Net cash (used in) operating activities – discontinued operations	-	(3,198)
Net cash (used in) operating activities	(464,407)	(835,438)

Cash flows from investing activities
Purchase of property and equipment	(8,000)	(6,199)
Investment in and advances to an unconsolidated affiliate	(94,159)	(81,249)
Net cash (used in) investing activities – continuing operations	(102,159)	(87,448)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(102,159)	(87,448)

Cash flows from financing activities
Proceeds from issuance of common stock	102,500	1,914,470
Proceeds from issuance of convertible debt	417,000	-
Proceeds from short-term note payable – related party	20,000	-
Repayment of short-term note payable – related party	(20,000)	-
Repayment of convertible debt	-	(734,000)
Repayment of short-term note payable – other	-	(265,000)
Disgorgement of short-swing stock profits	-	6,526
Net cash provided by financing activities – continuing operations	519,500	921,996
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	519,500	921,996

Net (decrease) in cash and cash equivalents	(47,266)	(890)

Cash and cash equivalent at beginning of the period	49,680	62,054
Cash and cash equivalent at end of the period	$2,414	$61,164

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$422,991
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$-	$333,301
Common stock issued for future services	103,584	120,001
Warrants issued for future services	33,879	72,918
Rescinded common stock issued under the employee, director plan	500	-

See accompanying notes to financial statements

ALLIANCE BIOENERGY PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $3,153,199 and may be unable to raise further equity. At March 31, 2017 the Company had incurred accumulated losses of $26,334,039, of which approximately $18,178,308 is non-cash, since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Through its private offerings, the Company raised $6,809,394 from inception through December 31, 2016 and an additional $102,500 in the three months ended March 31, 2017.

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

The stock compensation issued for services during the three months ended March 31, 2017, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the three months ended March 31, 2017:

	01/01/17	02/18/17	03/31/17
Risk-free interest rate	1.93%	1.92%	1.93%
Expected life	5 years	5 years	5 years
Expected dividends	0%	0%	0%
Expected volatility	140.36%	138.54%	137.11%
ALLM common stock fair value	$0.20	$0.16	$0.11

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	December 31, 2016	March 31, 2017
Annual dividend yield	-	-
Expected life (years)	4.30	4.10
Risk-free interest rate	1.93%	1.93%
Expected volatility	24% - 163%	23% - 159%

	Fair Value Measurements at
	December 31, 2016
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			794,000
Embedded derivative liabilities – (Debenture)			120,000
Total			$914,000

	Fair Value Measurements at
	March 31, 2017
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			347,000
Embedded derivative liabilities – (Debenture)			90,000
Total			$437,000

For the three months ended March 31, 2017, the Company recognized a gain of $477,000 on the change in fair value of its derivative liabilities. At March 31, 2017, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

The following is a condensed balance sheet of the unconsolidated affiliates as of March 31, 2017 and December 31, 2016 and a comparative statement of operations for the three months ending March 31, 2017 and 2016.

Condensed Balance Sheet of Non-Consolidated Affiliates

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$110	$199
Total Current Assets	110	199
Other Assets
Prepaid Expenses	35,000	-
Total Other Assets	35,000	-
TOTAL ASSETS	$35,110	$199

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$444,168	$406,474
Interest payable	37,015	31,309
Current notes payable	747,298	657,585
TOTAL CURRENT LIABILITIES	1,228,481	1,095,369

STOCKHOLDERS EQUITY
Accumulated deficit	(1,193,371)	(1,095,170)
TOTAL EQUITY	(1,193,371)	(1,095,170)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$35,110	$199

Condensed Statement of Operations of Non-Consolidated Affiliates

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Revenues	$-	$-

Operating Expenses
Royalties	17,500	17,500
General and administrative	74,996	58,709
Total operating expenses	(92,496)	(76,209)

Other expenses
Interest expense	5,705	3,963
Total other expenses	(5,705)	(3,963)

Loss from operations	$(98,201)	$(80,172)

NOTE 5 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended. As of March 31, 2017 there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum. As of March 31, 2017 and December 31, 2016, the total interest accrued on the note was $13,471 and $12,596 respectively.

In July 2016, the Company issued 6 short-term notes payable to related parties in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes have an aggregate value of $2,002,126 and accrue interest at a rate of six percent (6%) per annum. As of March 31, 2017 and December 31, 2016 the total interest accrued on the notes was $85,953 and $56,333 respectively. All of the notes are coming due on August 4, 2017.

In January 2017, the Company secured a $20,000 short-term bridge loan from a shareholder of the Company. This note did not bear interest and was repaid in February 2017.

Short Term Notes Payable – Other

In July 2016, the Company issued a short-term note payable to a third party in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. The note has a principal balance of $96,570 and accrues interest at a rate of six percent (6%) per annum. As of March 31, 2017 and December 31, 2016 the total interest accrued on the note was $4,223 and $2,794 respectively. The note is coming due on August 4, 2017.

Convertible Debt

On April 25, 2016, the Company entered into a 12 month convertible debenture with JMJ Financial with a principal balance of $555,556. The note carries a 10% one-time interest charge, a 10% original issue discount and a 75% warrant coverage of the amount funded, totaling an aggregate value of $416,666 [$555,556 x 75% = $416,666]. The note may only be paid up to 98% of the balance due within the first 180 days at a 30% premium. After 180 days, the note cannot be repaid without the holders consent. The note is convertible after 180 days at a 25% discount to the lowest trade price in the preceding 10 trading days. Per the warrant coverage feature, the Company issued the investor 1,388,886 warrants with a 5 year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. The warrant agreement also contains a down-round ratchet provision allowing the holder to increase its warrant count. The number of warrants to issue is calculated by dividing the aggregate value by the lower of $0.30 or the lowest trade price in the 10 preceding trading days. As of March 31, 2017, JMJ Financial has converted $393,892 at $0.135825 per share into 2,900,000 shares of common stock. In addition, JMJ Financial has exercised its warrant agreement ratchet rights, resulting in 3,067,668 [$416,666 / $0.135825 = 3,067,668] warrants outstanding. As of March 31, 2017, the holder had exercised warrants to purchase 11,043 of Company common stock. As of March 31, 2017 and December 31, 2016, using a Black-Scholes Floating Strike Lookback Call Option model, these warrants were valued at $260,000 and $580,000 along with a derivative liability of $177,000 and $214,000 respectively.

In January 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $153,500 due and payable on or before October 29, 2017. The note carries an original issue discount of $3,500 and accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock at a 39% discount on the average of the lowest three trading prices during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

In February 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $165,000 due and payable on October 2, 2017. The note carries an 8% one-time interest charge, a $15,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 150,000 inducement shares to secure the note, and may have to provide additional shares on the note’s 6 month anniversary if the Company’s share price declines. These inducement shares were valued at $27,000. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a one hundred twenty percent (120%) prepayment penalty of the then outstanding principal and interest due.

In February 2017, the Company entered into a convertible debenture with Labry’s Fund LLP, with a principal balance of $140,000 due and payable on August 18, 2017. The note carries an original issue discount of $23,000 and accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock at a 50% discount to the lowest trade price during the previous thirty trading days prior to the date of the note or prior to date of conversion, after 180 days, in whole or in part at the option of the holder. The note can be repaid, without prepayment penalties, within the first 180 days. In addition, the Company provided a warrant agreement to purchase up to 250,000 shares of common stock, with a term of 5 years and an exercise price of $0.35 per share of common stock. Using a Black-Scholes option pricing model, this agreement was valued at $33,265 and is being amortized over the life of the agreement.

Derivative Liabilities

The embedded conversion features of the above convertible notes payable and warrants contain discounted conversion prices and should be recognized as derivative instruments. Such embedded conversion features should be bifurcated and accounted for at fair value. As of the three months ended March 31, 2017 and the year ended December 31, 2016, the Company had a derivative liability balance of $437,000 and $914,000, respectively. The Company uses the Black-Scholes option pricing model to calculate derivate liability.

Fair Value of Embedded Derivative Liabilities:

December 31, 2015	$-
Addition	1,275,547
Converted	(494,721)
Change in Fair Market Value	7,313
As of December 31, 2016	$914,000
Addition	-
Converted	-
Changes in fair value of derivative liabilities	(477,000)
As of March 31, 2017	$437,000

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is five hundred ten million (510,000,000), five hundred million (500,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of March 31, 2017, the Company had 72,087,564 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In April 2016, the Company entered into a 12 month convertible debenture with JMJ Financial. To obtain the note, the Company issued the holder 1,388,886 warrants with a 5 year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. In the year ending December 31, 2016, JMJ Financial has exercised its warrant agreement ratchet rights, thus rescinding 1,388,886 warrants and reissuing 3,067,668 warrants. SEE NOTE 5. There have been no ratchet right adjustments during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the holder had exercised warrants to purchase 0 and 11,043 shares of Company common stock respectively.

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. As of March 31, 2017 and December 31, 2016, the Company has sold 162,500 and 2,200,050 units for aggregate proceeds of $102,500 and $390,010 respectively. The offering is ongoing.

In the three months ended March 31, 2017, the Company issued an aggregate of 717,571 shares of its common stock for services valued at $138,350.

In the three months ended March 31, 2017, the Company issued an aggregate of 500,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $68,371. These warrant agreements have terms of five years (5) with exercise prices ranging from thirty-five cents ($0.35) to two dollars ($2.00) per share.

In the three months ended March 31, 2017, the Company issued options to its independent directors to purchase an aggregate of 313,398 shares of common stock for a period of five (5) years at average exercise price of $0.13. Using a Black-Scholes asset pricing model, these agreements were valued at $30,000. In addition, the Company rescinded 500,000 shares of common stock issued to a former employee under the Employee, Director Plan.

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

Rent expense for the three months ended March 31, 2017 and March 31, 2015 was $32,071 and $31,496 respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Transactions

Aside from the short-term notes payable issued to related parties that are described in NOTE 5, there have been no related party transaction in the three months ended March 31, 2017.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	March 31, 2017	December 31, 2016

Carrying amounts of major classes of assets included as part of discontinued operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$36,148	$36,148
Total liabilities of the discontinued operation	$36,148	$36,148

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	Three months ended
	March 31, 2017	March 31, 2016
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	-	-
Selling, general and administrative	-	(3,198)
Debt forgiveness from legal settlement	-	1,163,609
Gain (Loss) from discontinued operations	$-	$1,160,411

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Since April 1, 2017, the Company has sold 150,000 units for aggregate proceeds of $30,000.

Since April 1, 2017, the Company has issued 131,175 shares of common stock for services valued at $17,995.

Since April 1, 2017, the Company has awarded an aggregate of 1,500,000 options under its Employee, Director Plan. 500,000 options are fully vested and the remaining 1,000,000 options vest over the next two years. These option agreements have a term of five years (5) and an exercise price of thirteen cents ($0.13) per share. Using a Black-Scholes asset pricing model, these options were valued at $47,862.

In April 2017, the Company entered into a convertible debenture with Auctus Fund, LLC, with a principal balance of $117,750 due and payable on December 22, 2017. The note carries an original issue discount of $17,750, accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock at a 50% discount to the lowest trade price during the previous twenty-five trading days prior to the date of the note or prior to date of conversion, after 180 days, in whole or in part at the option of the holder. The note carries a prepayment penalty, adjusting every ninety days to a maximum of one hundred thirty-five percent (135%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

In April 2017, the Company entered into a convertible debenture with EMA Financial, LLC, with a principal balance of $150,000 due and payable on March 15, 2018. The note carries an original issue discount of $24,000, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 35% discount to the lowest trade price during the previous fifteen trading days prior to the date of conversion, after 180 days. The note carries a prepayment penalty, adjusting every ninety days to a maximum of one hundred thirty percent (130%) of the then outstanding principal and interest due, if the note is paid back within the first one hundred eighty (180) days.

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

Capital Formation

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. From January 1, 2017 through the date of filing and at December 31, 2016, the Company has sold 312,500 and 2,200,050 units for aggregate proceeds of $132,500 and $390,010 respectively. The offering is ongoing.

From January 1, 2017 through the date of filing, the Company issued an aggregate of 848,746 shares of its common stock for services valued at $156,345.

From January 1, 2017 through the date of filing, the Company issued an aggregate of 500,000 warrants for services. Using a Black-Scholes asset pricing model, these warrants were valued at $68,371. These warrant agreements have terms of five years (5) with exercise prices ranging from thirty-five cents ($0.35) to two dollars ($2.00) per share.

From January 1, 2017 through the date of filing, the Company issued options to its independent directors to purchase an aggregate of 313,398 shares of common stock for a period of five (5) years at average exercise price of $0.13. Using a Black-Scholes asset pricing model, these agreements were valued at $30,000. In addition, the Company rescinded 500,000 shares of common stock issued to a former employee under the Employee, Director Plan.

From January 1, 2017 through the date of filing, the Company awarded an employee of the Company with an aggregate of 1,500,000 options under its Employee, Director Plan. 500,000 options are fully vested and the remaining 1,000,000 options vest over the next two years. These option agreements have a term of five years (5) and an exercise price of thirteen cents ($0.13) per share. Using a Black-Scholes asset pricing model, these options were valued at $47,862.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At March 31, 2017 the Company had a working capital deficiency of $3,153,199 and had incurred accumulated losses of $26,334,039, of which approximately $18,178,308 is non-cash, since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2016 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $3,079,004 for the year ended December 31, 2016 and an additional $102,500 in the three months ended March 31, 2017 and a total of $132,500 from January 1, 2017 through the date of filing.

Results of Operations

Comparison of the period ended March 31, 2017 to March 31, 2016

For the three months ended March 31, 2017, the Company’s general and administrative expenses decreased by approximately $467,439 to $814,184 from $1,281,623 in the three months ended March 31, 2016. This decrease is primarily the result of a $336,268 decrease in professional fees, $23,321 decrease in marketing fees and a $39,908 decrease in payroll. Of the $814,184 general and administrative expense, approximately 39% or $321,361 is non-cash equity compensation.

Interest expense decreased in the three months ended March 31, 2017 by approximately $303,746 to $125,239 from $428,985 during the three months ended March 31, 2016. The decrease was the result of the early repayment of 7 convertible notes along with prepayment interest during the three months ended March 31, 2016 and no repayments in the three months ending March 31, 2017.

For the three months ended March 31, 2017, the Company’s equity loss in its unconsolidated affiliates increased $7,771 to $49,101 from $41,330 during the three months ended March 31, 2016.

The Company’s discontinued operations had no activity during the three months ended March 31, 2017, compared to a $1,160,411 gain incurred in the three months ended March 31, 2016 which was the result of the Company’s decision to sell its interest in Carbolosic Plant 1.

Research and development (R&D) expenses for the three months ended March 31, 2017 were $5,749 as opposed to $4,234 for the three months ended March 31, 2016. The increase in R&D expenses is the result of increased sampling and testing of various feedstocks for the Company’s proposed Vero Beach facility as well as potential third party licensees.

Liquidity and Capital Resources

Liquidity

As of March 31, 2017 the Company had $2,414 in cash and total stockholders’ equity was $5,169,602. Total debt from continuing operations, including advances, accounts payable and other notes payable at March 31, 2017, together with interest payable thereon, was $3,753,353 an increase of $112,361 from $3,640,992 at December 31, 2016. This increase is attributable to the addition of approximately $458,500 in convertible debt.

During the three months ended March 31, 2017, the Company’s continuing operating activities used $464,607 in cash. This use can be attributed to payroll and professional and legal fees.

During the three months ended March 31, 2017 the Company’s investing activities used $102,159 in cash, which $94,159 was advanced to Carbolosic, LLC for payment of the minimum annual royalty and patent legal fees.

During the three months ended March 31, 2017, the Company generated $519,500 through its financing activities. This can primarily be attributed to the addition of an aggregate net amount of $417,000 in convertible debt and simultaneously raising $102,500 through its ongoing offerings.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding the Company’s operations, the company will need to generate revenue and/or will require additional funding for ongoing operations and to finance such projects it may identify. As of the date of filing, the Company has raised $117,500 in addition to $6,809,394 raised through December 31, 2016 for a total of $6,926,894 through its private placement offerings. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information set forth in Regulation S-X and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2016.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017 to a reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion. This conclusion resulted from the lack of separation of duties within the Company.

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

As of March 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the three months ended March 31, 2017.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

Remediation Plan

Management is sensitive to the issues presented and intends to take appropriate action when the Company’s financial resources permit. Management intends to hire additional support staff when its financial resources permit and it will continue to review and make necessary changes to the overall design of its internal control environment..

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2017 through the date of filing which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
Joseph A Galbo	01/01/17	Common Stock	12,500	Professional Services
Luna Consultant Group, LLC	01/27/17	Common Stock	500,000	Professional Services
Major League Services Investment & Holdings Corp.	01/30/17	Common Stock	62,500	Purchased @ $0.20 per share
Gretchen Hickman	01/31/17	Common Stock	25,000	Purchased @ $0.20 per share
Nadia Marrese	01/31/17	Common Stock	25,000	Purchased @ $0.20 per share
Harry Grossman	01/31/17	Common Stock	8,000	Professional Services
Ken Hickman	01/31/17	Common Stock	2,500	Professional Services
Joseph A Galbo	02/01/17	Common Stock	12,500	Professional Services
Lucas Hoppel	02/02/17	Common Stock	150,000	Inducement to secure a debt note
Harry Grossman	02/28/17	Common Stock	8,000	Professional Services
Joseph A Galbo	03/01/17	Common Stock	12,500	Professional Services
David Matthews	03/10/17	Common Stock	(500,000)	Rescinded Employment Stock
Steven Tureff & Donnis Newman	03/20/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	03/20/17	Common Stock	3,571	Professional Services
Harry Grossman	03/31/17	Common Stock	8,000	Professional Services
Joseph A Galbo	04/01/17	Common Stock	12,500	Professional Services
John Cannon	04/17/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	04/17/17	Common Stock	1,471	Professional Services
Porter, LeVay & Rose, Inc.	04/17/17	Common Stock	100,000	Professional Services
Minal Patel	04/24/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	04/24/17	Common Stock	3,571	Professional Services
Martin Weinstein	04/25/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	04/25/17	Common Stock	3,847	Professional Services
Harry Grossman	04/30/17	Common Stock	8,000	Professional Services
Nadia Marrese	05/03/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	05/03/17	Common Stock	1,786	Professional Services

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

ALLIANCE BIOENERGY PLUS, INC.

Date: May 12, 2017	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

