Form 10-Q
period 2017-06-30
ALLIANCE BIOENERGY PLUS, INC.
filed 2017-08-11
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 77,631,226 shares of common stock outstanding as of August 11, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$354,370	$49,680
Prepaid expenses	765,353	680,813
TOTAL CURRENT ASSETS	1,119,723	730,493
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $171,509 AND $133,771 AT JUNE 30, 2017 AND DECEMBER 31, 2016, RESPECTIVELY	225,023	254,761
Other assets
Security deposits	16,305	16,305
Capitalized costs	260,497	260,497
Investment in and advances to an unconsolidated affiliate	7,778,927	7,756,989
TOTAL OTHER ASSETS	8,055,729	8,033,791
TOTAL ASSETS	$9,400,475	$9,019,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$609,524	$341,688
Short term note payable – Related party	2,073,126	2,073,126
Short term note payable – Other	96,570	96,570
Convertible debentures payable – Other, net of discount of $82,213 & $73,334	1,030,700	88,329
Interest payable – Related party	130,259	68,929
Interest payable – Other	101,147	58,350
Derivative liabilities	310,000	914,000
Current liabilities of discontinued operations	36,148	36,148
TOTAL CURRENT LIABILITIES	4,387,474	3,677,140
TOTAL LIABILITIES	$4,387,474	$3,677,140

STOCKHOLDER’S EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 77,284,049 shares issued and outstanding at June 30, 2017 and 71,707,493 shares issued and outstanding at December 31, 2016	77,284	71,707
Stock subscription receivable	(5,000)	(75,000)
Additional paid-in capital	32,900,588	31,167,713
Accumulated deficit	(27,959,871)	(25,822,515)
Total stockholder’s equity	5,013,001	5,341,905
TOTAL EQUITY	$5,013,001	$5,341,905

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$9,400,475	$9,019,045

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,061,849	1,461,881	1,876,030	2,743,504
Total operating expenses	1,061,849	1,461,881	1,876,030	2,743,504

Loss from operations:	(1,061,849)	(1,461,881)	(1,876,030)	(2,743,504)

Other (income) expense:
Equity loss in an unconsolidated affiliate	47,588	42,347	96,689	83,677
Loss on extinguishment of debt	-	-	-	92,440
Change in fair value of derivative liabilities	374,195	-	(102,805)	-
Interest expense – related party	30,835	885	61,358	1,770
Interest expense and prepayment penalties – other	108,966	55,556	203,684	483,656
Total other income (expense)	(561,584)	(98,788)	(258,926)	(661,543)

Loss from continuing operations:	$(1,623,433)	$(1,560,669)	$(2,134,956)	$(3,405,047)

Discontinued operations:
Loss from discontinued operations	2,400	(73)	2,400	3,125
Gain on disposal of subsidiary	-	-	-	(1,163,609)
Income gain from discontinued operations:	$(2,400)	$73	$(2,400)	$1,160,484

Net loss:	(1,625,833)	(1,560,596)	(2,137,356)	(2,244,563)
Net gain attributable to non-controlling interest:	-	(109,226)	-	(107,462)
Net loss attributable to Company:	$(1,625,833)	$(1,451,370)	$(2,137,356)	$(2,137,101)

Basic and diluted net loss per share:
Continuing operations	$(0.02)	$(0.03)	$(0.03)	$(0.07)
Discontinued operations	$-	$-	$-	$0.02
Net loss per share:	$(0.02)	$(0.03)	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic and Diluted	72,905,911	52,827,998	72,530,557	48,650,090

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net loss from continuing operations	(2,134,956)	(2,241,438)
Net income (loss) from discontinued operations	(2,400)	(3,125)
Net loss	$(2,137,356)	$(2,244,563)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	37,738	36,503
Amortization of non-cash compensation	242,217	581,607
Extinguishment of debt	-	92,440
Non-cash interest expense	92,741	68,167
Change in fair value of derivative liabilities	(102,805)	-
Stock based compensation for services	112,164	160,380
Issuance of warrants for services	81,140	680,265
Issuance of options awarded under employee, director plan	120,097	200,720
Equity loss in an unconsolidated affiliate	96,689	83,677
Changes in operating assets and liabilities
Prepaid expenses	(21,072)	12,399
Accrued interest - other	37,847	8,097
Accounts payable and accrued liabilities	329,166	123,389
Net cash (used in) operating activities – continuing operations	(1,109,034)	(193,794)
Changes in discontinued operations assets and liabilities
Gain on disposal of subsidiary	-	(1,163,609)
Net cash (used in) operating activities – discontinued operations	(2,400)	(1,166,734)
Net cash (used in) operating activities	(1,111,434)	(1,360,528)

Cash flows from investing activities
Purchase of property and equipment	(8,000)	(18,037)
Security deposits	-	971
Capitalized costs	-	(58,476)
Investment in and advances to an unconsolidated affiliate	(118,627)	(94,662)
Net cash (used in) investing activities – continuing operations	(126,627)	(170,204)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(126,627)	(170,204)

Cash flows from financing activities
Proceeds from issuance of common stock	672,501	2,216,994
Proceeds from issuance of convertible debt	870,250	500,000
Proceeds from short-term note payable – related party	20,000	-
Repayment of short-term note payable – related party	(20,000)	-
Repayment of convertible debt	-	(884,000)
Repayment of short-term note payable – other	-	(265,000)
Disgorgement of short-swing stock profits	-	6,526
Net cash provided by financing activities – continuing operations	1,542,751	1,574,520
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	1,542,751	1,574,520

Net (decrease) in cash and cash equivalents	304,690	43,788

Cash and cash equivalent at beginning of the period	49,680	62,054
Cash and cash equivalent at end of the period	$354,370	$105,842

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$512,046
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$-	$333,301
Common stock issued for future services	270,001	290,920
Warrants issued for future services	51,354	741,790
Rescinded common stock issued under the employee, director plan	500	-
Cashless conversion of warrants	501,195	-

See accompanying notes to financial statements

ALLIANCE BIOENERGY PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

1) In March 2016, AMG Renewables, a wholly owned subsidiary of the Company, sold its interest in Carbolosic Plant 1 to Carbolosic Energy 1, LLLP, an unrelated third party, in exchange for satisfaction of the outstanding $1,250,000 loan and $36,488 interest between Carbolosic Plant 1 and Carbolosic Energy 1, LLLP. In connection with the transaction, an amount which the Company had prepaid to Carbolosic Energy 1, LLLP ($122,879) for future marketing and interest was eliminated in the sale.

2) In July 2016, the Company determined to restructure its energy holdings under a single wholly owned subsidiary (AMG Energy) such that AMG Energy would own (i) the Company’s fifty percent (50%) interest of Carbolosic (which includes certain licensing rights in North America and Africa) and (ii) the Company’s 100% interest in EK Laboratories, Inc. At the same time, the Company’s interest in Carbolosic Plant 1 was divested. This restructuring was completed on September 19, 2016 when AMG Renewables merged into AMG Energy. Previously, the Company had completed transactions with certain related parties to acquire the remaining 49% of AMG Energy which was not owned by the Company in exchange for an aggregate of 10,240,094 shares of Company common stock and a restructuring of the balance due under a cash payable to the minority AMG Energy Shareholders.

Plan of Operation

The Company is now focused on the development and commercialization of the licensed technology it controls through its affiliate Carbolosic, LLC. Through its wholly owned subsidiary, AMG Energy, the Company owns Ek Laboratories, Inc. and a 50% interest in Carbolosic (which includes certain licensing rights in North America and Africa). The Company has a strategy that includes mergers and acquisitions of existing businesses in the renewable energy and sustainable products industries as well as sub-licensing its patented technologies that it controls through a master license with the University of Central Florida under affiliate Carbolosic and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $3,267,751 and may be unable to raise further equity. At June 30, 2017, the Company had incurred accumulated losses of $27,959,871, of which approximately $19,057,087 is non-cash, since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

Management believes that the Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of stock or borrow additional funds. The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company intends to raise additional capital, sell licenses to its CTS technology and continue constructing its full-scale demonstration facility which, once operational, is expected to generate cash flow in amounts sufficient to cover the Company’s operating expenses and debt service.

Through its private offerings, the Company raised $6,809,394 from inception through December 31, 2016 and an additional $672,501 in the six months ended June 30, 2017.

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

Stock-based Compensation Valuation Methodology

Stock-based compensation resulting from the issuance of common stock is calculated by reference to the valuation of the stock on the date of issuance, the expense being recognized as the compensation is earned. Stock-based compensation expenses related to employee options and warrants granted to non-employees are recognized as the stock options and warrants are earned. The fair value of the stock options or warrants granted is estimated at the grant date, using the Black-Scholes option-pricing model, and the expense is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant. The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model on the basis of the fair value of the underlying common stock on the measurement date, adjusted for the unique characteristics of those equity instruments, using the assumptions noted in the table below. The fair value of the common stock is determined by the then-prevailing closing market price. Expected volatility was based on the historical volatility of the Company’s closing day market price per share. The expected term of options and warrants was based upon the life of the option, and the risk-free rate used was based on the U.S. Treasury Daily Yield Curve Rate.

The stock compensation issued for services during the six months ended June 30, 2017, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the six months ended June 30, 2017:

	01/01/17	02/18/17	03/31/17	04/01/17	05/03/17	06/02/17
Risk-free interest rate	1.93%	1.92%	1.93%	1.93%	1.86%	1.71%
Expected life	5 years	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	140.36%	138.54%	137.11%	137.11%	137.74%	136.48%
ALLM common stock fair value	$0.20	$0.16	$0.11	$0.11	$0.14	$0.17

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	December 31, 2016	June 30, 2017
Annual dividend yield	-	-
Expected life (years)	4.30	3.80
Risk-free interest rate	1.93%	1.55%
Expected volatility	24% - 163%	23% - 159%

	Fair Value Measurements at
	December 31, 2016
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			794,000
Embedded derivative liabilities – (Debenture)			120,000
Total			$914,000

	Fair Value Measurements at
	June 30, 2017
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			-
Embedded derivative liabilities – (Debenture)			310,000
Total			$310,000

For the six months ended June 30, 2017, the Company recognized a gain of $102,805 on the change in fair value of its derivative liabilities. At June 30, 2017, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

The following is a condensed balance sheet of the unconsolidated affiliate as of June 30, 2017 and December 31, 2016 and a comparative statement of operations for the three and six months ending June 30, 2017 and 2016.

Condensed Balance Sheet of Non-Consolidated Affiliates

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$25	$199
Total Current Assets	25	199
Other Assets
Prepaid Expenses	17,500	-
Total Other Assets	17,500	-
TOTAL ASSETS	$17,525	$199

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$496,160	$406,475
Interest payable	43,320	31,309
Current notes payable	766,593	657,585
TOTAL CURRENT LIABILITIES	1,306,073	1,095,369

STOCKHOLDERS EQUITY
Accumulated deficit	(1,288,548)	(1,095,170)
TOTAL EQUITY	(1,288,548)	(1,095,170)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$17,525	$199

Condensed Statement of Operations of Non-Consolidated Affiliates

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
Royalties	17,500	17,500	35,000	35,000
General and administrative	71,372	62,554	146,367	121,263
Total operating expenses	(88,872)	(80,054)	(181,367)	(156,263)

Other expenses
Interest expense	6,305	4,640	12,011	8,603
Total other expenses	(6,305)	(4,640)	(12,011)	(8,603)

Loss from operations	$(95,177)	$(84,694)	$(193,378)	$(164,866)

NOTE 5 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended and are coming due June 1, 2018. As of June 30, 2017, there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum. As of June 30, 2017 and December 31, 2016, the total interest accrued on the note was $14,356 and $12,596 respectively.

In July 2016, the Company issued six (6) short-term notes payable to related parties in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes have a value of $2,002,126 and accrue interest at a rate of six percent (6%) per annum. As of June 30, 2017 and December 31, 2016, the total interest accrued on the notes was $115,903 and $56,333 respectively. All of the notes are coming due on August 4, 2017 and will be extended until the earlier of an additional 12 months or the company records revenue.

In January 2017, the Company secured a $20,000 short-term bridge loan from a shareholder of the Company. This note did not bear interest and was repaid in February 2017.

Short Term Notes Payable – Other

In July 2016, the Company issued a short-term note payable to a third party in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. The note has a principal balance of $96,570 and accrues interest at a rate of six percent (6%) per annum. As of June 30, 2017 and December 31, 2016, the total interest accrued on the note was $5,667 and $2,794 respectively. The note is coming due on August 4, 2017.

Convertible Debt

On April 25, 2016, the Company entered into a 12-month convertible debenture with JMJ Financial with a principal balance of $555,556. The note carries a 10% one-time interest charge, a 10% original issue discount and a 75% warrant coverage of the amount funded, totaling an aggregate value of $416,666 [$555,556 x 75% = $416,666]. The note may only be paid up to 98% of the balance due within the first 180 days at a 30% premium. After 180 days, the note cannot be repaid without the holders consent. The note is convertible after 180 days at a 25% discount to the lowest trade price in the preceding 10 trading days. Per the warrant coverage feature, the Company issued the investor 1,388,886 warrants with a 5-year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. The warrant agreement also contains a down-round ratchet provision allowing the holder to increase its warrant count. The number of warrants to issue is calculated by dividing the aggregate value by the lower of $0.30 or the lowest trade price in the 10 preceding trading days. As of March 31, 2017, JMJ Financial has converted $393,892 at $0.135825 per share into 2,900,000 shares of common stock. In addition, JMJ Financial has exercised its warrant agreement ratchet rights, resulting in 3,067,668 [$416,666 / $0.135825 = 3,067,668] warrants outstanding. As of June 30, 2017, the holder had exercised warrants to purchase 11,043 of Company common stock and exercised its cashless conversion feature on the remaining warrants resulting in 1,340,201 shares of common stock issued. As of June 30, 2017 and December 31, 2016, these agreements were valued at $0 and $580,000 along with a total derivative liability of $310,000 and $334,000 respectively. This note is currently in default and is accruing compounding quarterly interest at a rate of eighteen percent (18%) per annum.

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

In February 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $165,000 due and payable on October 2, 2017. The note carries an 8% one-time interest charge, a $15,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 150,000 inducement shares to secure the note, and may have to provide additional shares on the note’s 6-month anniversary if the Company’s share price declines. These inducement shares were valued at $27,000 and are being amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a one hundred twenty percent (120%) prepayment penalty of the then outstanding principal and interest due.

In February 2017, the Company entered into a convertible debenture with Labry’s Fund LLP, with a principal balance of $140,000 due and payable on August 18, 2017. The note carries an original issue discount of $23,000 and accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock at a 50% discount to the lowest trade price during the previous thirty trading days prior to the date of the note or prior to date of conversion, after 180 days, in whole or in part at the option of the holder. The note can be repaid, without prepayment penalties, within the first 180 days. In addition, the Company provided a warrant agreement to purchase up to 250,000 shares of common stock, with a term of 5 years and an exercise price of $0.35 per share of common stock. Using a Black-Scholes option-pricing model, this agreement was valued at $33,265 and is being amortized over the life of the agreement.

In April 2017, the Company entered into a convertible debenture with Auctus Fund, LLC with a principal balance of $117,750 due and payable on or before December 22, 2017. The note carries an original issue discount of $17,750, accrues interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock at a 50% discount on the lowest trading price during the twenty-five trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 90 days to a maximum of one hundred thirty-five percent (135%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

In April 2017, the Company entered into a convertible debenture with EMA Financial, LLC with a principal balance of $150,000 due and payable on or before March 15, 2018. The note carries an original issue discount of $28,000, accrues interest at a rate of ten percent (10%) per annum and is convertible into the Company’s common stock at a 35% discount on the lowest trading price during the fifteen trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 90 days to a maximum of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

In May 2017, the Company entered into a convertible debenture with Crown Bridge Partners, LLC with a principal balance of $58,000 due and payable on or before May 4, 2018. The note carries an original issue discount of $9,500, accrues interest at a rate of ten percent (10%) per annum and is convertible into the Company’s common stock at a 40% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of one hundred thirty-five percent (135%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

In May 2017, the Company entered into a convertible debenture with GS Capital Partners Partners, LLC with a principal balance of $115,000 due and payable on or before May 9, 2018. The note carries an original issue discount of $5,750, accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock at a 28% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 90 days to a maximum of one hundred twenty-five percent (125%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

In June 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd with a principal balance of $53,000 due and payable on or before March 20, 2018. The note carries an original issue discount of $3,000, accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock at a 39% discount on the average lowest three day trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 60 days to a maximum of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

Derivative Liabilities

The embedded conversion features of the above convertible notes payable and warrants contain discounted conversion prices and should be recognized as derivative instruments. Such embedded conversion features should be bifurcated and accounted for at fair value. As of the six months ended June 30, 2017 and the year ended December 31, 2016, the Company had a derivative liability balance of $310,000 and $914,000, respectively. The Company uses the Black-Scholes option-pricing model to calculate derivate liability.

Fair Value of Embedded Derivative Liabilities:

December 31, 2015	$-
Addition	1,275,547
Converted	(494,721)
Change in Fair Market Value	7,313
As of December 31, 2016	$914,000
Addition	-
Converted	(501,195)
Changes in fair value of derivative liabilities	(102,805)
As of June 30, 2017	$310,000

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is five hundred ten million (510,000,000), five hundred million (500,000,000) of which are designated as common stock at $0.001 par value (the “Common Stock”) and ten million (10,000,000) of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of June 30, 2017, the Company had 77,284,049 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In April 2016, the Company entered into a 12-month convertible debenture with JMJ Financial. To obtain the note, the Company issued the holder 1,388,886 warrants with a 5-year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. In the year ending December 31, 2016, JMJ Financial exercised its warrant agreement ratchet rights, thus rescinding 1,388,886 warrants and reissuing 3,067,668 warrants. SEE NOTE 5. There have been no ratchet right adjustments during the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, the holder had exercised all 3,056,625 and 11,043 warrants to acquire 1,340,201 and 11,043 shares of Company common stock respectively. JMJ Financial’s warrant agreement has been fully exercised.

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. As of June 30, 2017 and December 31, 2016, the Company has sold 3,012,500 and 2,200,050 units for aggregate proceeds of $672,500 and $390,010 respectively. The offering is ongoing.

In the six months ended June 30, 2017, the Company issued an aggregate of 1,723,855 shares of its common stock for services valued at $382,165.

In the six months ended June 30, 2017, the Company issued an aggregate of 950,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $132,494. These warrant agreements have terms of five years (5) with exercise prices ranging from thirty-five cents ($0.35) to two dollars ($2.00) per share.

In the six months ended June 30, 2017, the Company issued options under its Employee & Directors Stock Option Plan to purchase an aggregate of 1,002,876 shares of common stock for a period of five (5) years at average exercise price of $0.13. Using a Black-Scholes asset-pricing model, these agreements were valued at $120,097. In addition, the Company rescinded 500,000 shares of common stock issued to a former employee under the Employee, Director Plan.

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

Rent expense for the three months ended June 30, 2017 and June 30, 2016 were $32,091 and $31,515 respectively, while the rent expense for the six months ended June 30, 2017 and June 30, 2016 were $$64,162 and $63,012 respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Transactions

Aside from the short-term notes payable issued to related parties that are described in NOTE 5, there have been no related party transaction in the six months ended June 30, 2017.

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

In March 2016, AMG Renewables, a wholly owned subsidiary of the Company, sold its interest in Carbolosic Plant 1 to Carbolosic Energy 1, LLLP, an unrelated third party, in exchange for satisfaction of the outstanding $1,250,000 loan and $36,488 interest between Carbolosic Plant 1 and Carbolosic Energy 1, LLLP. In connection with the transaction, an amount which the Company had prepaid to Carbolosic Energy 1, LLLP ($122,879) for future marketing and interest was eliminated in the sale.

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	June 30, 2017	December 31, 2016

Carrying amounts of major classes of assets included as part of discontinued operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$36,148	$36,148
Total liabilities of the discontinued operation	$36,148	$36,148

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	-	-	-	-
Selling, general and administrative	(2,400)	(73)	(2,400)	(3,125)
Debt forgiveness from legal settlement	-	-	-	1,163,609
Gain (Loss) from discontinued operations	$(2,400)	$73	$(2,400)	$1,160,411

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Since July 1, 2017, the Company has sold 325,000 units for aggregate proceeds of $65,000.

Since July 1, 2017, the Company has issued 22,177 shares of common stock for services valued at $6,800.

Since July 1, 2017, the Company has issued 10,000 warrants for services valued at $3,458

In July 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $110,000 due and payable on January 15, 2018. The note carries an original issue discount of $10,000, accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock at a 35% discount to the lowest trade price during the previous twenty-five trading days prior to the date of conversion, after 180 days, in whole or in part at the option of the holder. The note carries a prepayment penalty, adjusting every ninety days to a maximum of one hundred twenty percent (120%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

In July 2017, the Company paid back its January 2017 convertible note with Power Up Lending Group, Ltd. A total payment of $211,293 was issued, representing $153,500 in principal and $57,793 in interest and penalties.

In July 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $153,000 due and payable on or before, 2017. The note carries an original issue discount of $3,000 and accrues interest at a rate of eight percent (8%) per annum and is convertible into the Company’s common stock at a 39% discount on the average of the lowest three trading prices during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

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

Business Overview

Alliance Bioenergy Plus, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels and new technologies sectors. In December 2013, a wholly owned subsidiary of the Company, AMG Renewables, LLC (“AMG Renewables”), acquired the controlling interest (51%) in AMG Energy Group, LLC (“AMG Energy”) and the remaining 49% was then acquired in 2016. AMG Energy Group owns a fifty percent (50%) interest of Carbolosic, LLC (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal in acquiring the interest in AMG Energy is to develop the CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

Plan of Operation

The Company is focused on the development and commercialization of the licensed technology it controls through its affiliate Carbolosic, LLC. Through its wholly owned subsidiary, AMG Energy, the Company owns Ek Laboratories, Inc. and a 50% interest in Carbolosic (which includes certain licensing rights in North America and Africa). The Company has a strategy that includes mergers and acquisitions of existing businesses in the renewable energy and sustainable products industries as well as sublicensing its patented technologies that it controls through a master license with the University of Central Florida under affiliate Carbolosic and start-up activities which are focused on development of an increasing revenue stream, secure market share and enhancement of shareholder value.

AMG ENERGY GROUP, LLC

AMG Energy, a wholly owned subsidiary of the Company, was created for the purpose of holding, managing and developing the Company’s renewable energy technology enterprises. These interests comprise ownership of 100% of EK Laboratories, Inc., a Florida corporation (“EK”) formerly known as Central Florida Institute of Science and Technology, Inc. and a fifty percent (50%) interest in Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™”. The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to acquire existing bioenergy and ethanol plants to install the CTS technology as well as license the technology to prospective licensees. EK was formed to serve as a pilot plant and research facility to further develop the CTS process, its uses, and develop new technologies.

The Company believes that its management and consultants have significant experience in the bio-fuels, renewable energy and chemical manufacturing industries. As of this date, the Company has not generated any revenues from its renewable energy business.

Capital Formation

In April 2016, the Company entered into a 12-month convertible debenture with JMJ Financial. To obtain the note, the Company issued the holder 1,388,886 warrants with a 5-year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. In the year ending December 31, 2016, JMJ Financial exercised its warrant agreement ratchet rights, thus rescinding 1,388,886 warrants and reissuing 3,067,668 warrants. SEE NOTE 5. There have been no ratchet right adjustments during the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, the holder had exercised all 3,056,625 and 11,043 warrants to acquire 1,340,201 and 11,043 shares of Company common stock respectively. JMJ Financial’s warrant agreement has been fully exercised.

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one (1) share of common stock and one (1) five-year Series E warrant convertible to one (1) common share at an exercise price of $0.45. From January 1, 2017 through the date of filing and at December 31, 2016, the Company has sold 3,337,500 and 2,200,050 units for aggregate proceeds of $737,500 and $390,010 respectively. The offering is ongoing.

From January 1, 2017 through the date of filing, the Company issued an aggregate of 1,746,032 shares of its common stock for services valued at $388,965.

From January 1, 2017 through the date of filing, the Company issued an aggregate of 960,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $135,952. These warrant agreements have terms of five years (5) with exercise prices ranging from thirty-five cents ($0.35) to two dollars ($2.00) per share.

From January 1, 2017 through the date of filing, the Company issued options to its employees and independent directors to purchase an aggregate of 502,876 shares of common stock for a period of five (5) years at average exercise price of $0.13. Using a Black-Scholes asset-pricing model, these agreements were valued at $72,235. In addition, the Company rescinded 500,000 shares of common stock issued to a former employee under the Employee, Director Plan.

From January 1, 2017 through the date of filing, the Company awarded employees of the Company with an aggregate of 6,500,000 options under its Employee, Director Plan. 500,000 options are fully vested and the remaining 6,000,000 options vest over the next five years. These option agreements have a term of five years (5) and an exercise price ranging from thirteen cents ($0.13) to sixteen cents ($0.16) per share. Using a Black-Scholes asset-pricing model, these options were valued at $47,862.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At June 30, 2017, the Company had a working capital deficiency of $3,267,751 and had incurred accumulated losses of $27,959,871 of which approximately $19,057,087 is non-cash, since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2016 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $3,079,004 for the year ended December 31, 2016 and an additional $672,500 in the six months ended June 30, 2017 and $35,000 from July 1, 2017 through the date of filing.

Results of Operations

Comparison of the three and six month periods ended June 30, 2017 to June 30, 2016

For the three months ended June 30, 2017, the Company’s general and administrative expenses decreased by approximately $400,032 to $1,061,849 from $1,461,881 in the three months ended June 30, 2016. This decrease is primarily the result of a $231,452 decrease in professional fees. Of the $1,061,849 general and administrative expense, approximately 40% or $424,956 is non-cash equity compensation.

During the six months ended June 30, 2017, the Company’s general and administrative expenses decreased by approximately $867,474 to $1,876,030 from $2,743,504 in the six months ended June 30, 2016. This decrease is primarily the result of a $567,721 reduction in professional fees. Of the $1,876,030 general and administrative expense, approximately 40% or $745,957 is non-cash equity compensation.

Interest expense increased in the three months ended June 30, 2017 by approximately $83,360 to $139,801 from $56,441 during the three months ended June 30, 2016. The increase was the result of additional short-term notes acquired in 2017.

During the six months ended June 30, 2017, the Company’s interest expense decreased by approximately $220,384 to $265,042 from $485,426. The decrease was a the result of the early repayment of 7 convertible notes along with prepayment interest during the six months ended June 30, 2016 and no repayments in the six months ending June 30, 2017.

For the three months ended June 30, 2017, the Company’s equity loss in its unconsolidated affiliate increased $5,241 to $47,588 from $42,347 during the three months ended June 30, 2016.

During the six months ended June 30, 2017, the Company’s equity loss in its unconsolidated affiliate increased by $13,012 to $96,689 from $83,677 during the six months ended June 30, 2016.

The Company’s discontinued operations expenses $2,400 for legal fees during the three and six months ended June 30, 2017, compared to a $1,160,484 gain incurred in the six months ended June 301, 2016, which was the result of the Company’s decision to sell its interest in Carbolosic Plant 1.

Research and development (R&D) expenses for the three months ended June 30, 2017 were $7,096 as opposed to $2,897 for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company expensed $12,845 as opposed to $7,131 expensed during the six months ended June 30, 2016. The increase in R&D expenses is the result of increased sampling and testing of various feedstocks for the Company’s proposed Vero Beach facility as well as potential third party licensees.

Liquidity and Capital Resources

Liquidity

As of June 30, 2017, the Company had $354,370 in cash and total stockholders’ equity was $5,013,001. Total debt from continuing operations, including advances, accounts payable and other notes payable at June 30, 2017, together with interest payable thereon, was $4,351,326 an increase of $710,334 from $3,640,992 at December 31, 2016. This increase is attributable to the addition of approximately $870,250 in convertible debt.

During the six months ended June 30, 2017, the Company’s continuing operating activities used $1,109,034 in cash. This use can be attributed to payroll, professional and legal fees.

During the six months ended June 30, 2017 the Company’s investing activities used $126,627 in cash, which $118,627 was advanced to Carbolosic, LLC for payment of the minimum annual royalty and patent legal fees.

During the six months ended June 30, 2017, the Company generated $1,542,751 through its financing activities. This can primarily be attributed to the addition of an aggregate net amount of $870,250 in convertible debt and simultaneously raising $672,501 through its ongoing offerings.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding the Company’s operations, the company will need to generate revenue and/or will require additional funding for ongoing operations and to finance such projects it may identify. As of the date of filing, the Company has raised $672,501 in addition to $6,809,394 raised through December 31, 2016 for a total of $7,481,895 through its private placement offerings. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information set forth in Regulation S-X and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2016.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017 to a reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion. This conclusion resulted from the lack of separation of duties within the Company.

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

As of June 30, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the six months ended June 30, 2017.

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

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2017 through the date of filing which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
Joseph A Galbo	01/01/17	Common Stock	12,500	Professional Services
Luna Consultant Group, LLC	01/27/17	Common Stock	500,000	Professional Services
Major League Services Investment & Holdings Corp.	01/30/17	Common Stock	62,500	Purchased @ $0.20 per share
Gretchen Hickman	01/31/17	Common Stock	25,000	Purchased @ $0.20 per share
Nadia Marrese	01/31/17	Common Stock	25,000	Purchased @ $0.20 per share
Harry Grossman	01/31/17	Common Stock	8,000	Professional Services
Ken Hickman	01/31/17	Common Stock	2,500	Professional Services
Joseph A Galbo	02/01/17	Common Stock	12,500	Professional Services
Lucas Hoppel	02/02/17	Common Stock	150,000	Inducement to secure a debt note
Harry Grossman	02/28/17	Common Stock	8,000	Professional Services
Joseph A Galbo	03/01/17	Common Stock	12,500	Professional Services
David Matthews	03/10/17	Common Stock	(500,000)	Rescinded Employment Stock
Steven Tureff & Donnis Newman	03/20/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	03/20/17	Common Stock	3,571	Professional Services
Harry Grossman	03/31/17	Common Stock	8,000	Professional Services
Joseph A Galbo	04/01/17	Common Stock	12,500	Professional Services
John Cannon	04/17/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	04/17/17	Common Stock	1,471	Professional Services
Porter, LeVay & Rose, Inc.	04/17/17	Common Stock	100,000	Professional Services
Minal Patel	04/24/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	04/24/17	Common Stock	3,571	Professional Services
Martin Weinstein	04/25/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	04/25/17	Common Stock	3,847	Professional Services
Harry Grossman	04/30/17	Common Stock	8,000	Professional Services
Nadia Marrese	05/03/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	05/03/17	Common stock	1,786	Professional Services
Edward Peters	05/19/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	05/19/17	Common Stock	3,572	Professional Services
Harry Grossman	05/31/17	Common Stock	8,000	Professional Services
AES Capital Partners, LP	06/02/17	Common Stock	100,000	Professional Services
John D. Lane Corporation	06/02/17	Common Stock	250,000	Professional Services
The AES Capital Resource Fund, L.P.	06/14/17	Common Stock	2,500,000	Purchased @ $0.20 per share
Martin Weinstein	06/15/17	Common stock	25,000	Purchased @ $0.20 per share
Ken Hickman	06/15/17	Common Stock	1,250	Professional Services
Nadia Marrese	06/24/17	Common Stock	50,000	Purchased @ $0.20 per share
Bryan White	06/26/17	Common Stock	50,000	Purchased @ $0.20 per share
Michael Geisler	06/26/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	06/26/17	Common Stock	4,287	Professional Services
Luna Consultant Group, LLC	06/27/17	Common Stock	500,000	Professional Services
Harry Grossman	06/30/17	Common Stock	8,000	Professional Services
JMJ Financial	06/30/17	Common Stock	1,340,201	Cashless Warrant Exercise
John D. Lane Corporation	07/01/17	Common Stock	10,000	Professional Services
Gretchen Hickman	07/10/17	Common Stock	25,000	Purchased @ $0.20 per share
Bryan White	07/13/17	Common Stock	50,000	Purchased @ $0.20 per share
Donnis Newman	07/13/17	Common Stock	25,000	Purchased @ $0.20 per share
Nadia Marrese	07/13/17	Common Stock	25,000	Purchased @ $0.20 per share
Steven Tureff	07/13/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	07/13/17	Common Stock	4,897	Professional Services
Deanna Hern	07/14/17	Common stock	25,000	Purchased @ $0.20 per share
Ken Hickman	07/19/17	Common Stock	758	Professional Services
Camilla Blaffer	07/24/17	Common Stock	150000	Purchased @ $0.20 per share
Ken Hickman	07/24/17	Common Stock	6,522	Professional Services

The securities issued in the above-mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rules 505 and 506 of Regulation D.

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

ALLIANCE BIOENERGY PLUS, INC.

Date: August 11, 2017	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Daniel de Liege
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

