Form 10-Q
period 2017-09-30
ALLIANCE BIOENERGY PLUS, INC.
filed 2017-11-14
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2017

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

Common Stock $.001 par value

There were 81,821,226 shares of common stock outstanding as of November 14, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$191,656	$49,680
Prepaid expenses	593,922	680,813
TOTAL CURRENT ASSETS	785,578	730,493
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $189,858 AND $133,771 AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016, RESPECTIVELY	206,674	254,761
Other assets
Security deposits	16,305	16,305
Capitalized costs	267,997	260,497
Investment in and advances to an unconsolidated affiliate	7,713,704	7,756,989
TOTAL OTHER ASSETS	7,998,006	8,033,791
TOTAL ASSETS	$8,990,258	$9,019,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$925,873	$341,688
Short term note payable – Related party	2,073,126	2,073,126
Short term note payable – Other	96,570	96,570
Convertible debentures payable – Other, net of discount of $288,464 & $73,334	605,180	88,329
Interest payable – Related party	161,432	68,929
Interest payable – Other	83,379	58,350
Derivative liabilities	525,000	914,000
Current liabilities of discontinued operations	36,148	36,148
TOTAL CURRENT LIABILITIES	4,506,708	3,677,140
TOTAL LIABILITIES	$4,506,708	$3,677,140

STOCKHOLDER’S EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 82,031,160 shares issued and outstanding at September 30, 2017 and 71,707,493 shares issued and outstanding at December 31, 2016	82,031	71,707
Stock subscription receivable	-	(75,000)
Additional paid-in capital	34,356,344	31,167,713
Accumulated deficit	(29,954,825)	(25,822,515)
Total stockholder’s equity	4,483,550	5,341,905
TOTAL EQUITY	$4,483,550	$5,341,905

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,990,258	$9,019,045

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,512,758	765,657	3,388,788	3,509,162
Total operating expenses	1,512,758	765,657	3,388,788	3,509,162

Loss from operations:	(1,512,758)	(765,657)	(3,388,788)	(3,509,162)

Other (income) expense:
Equity loss in an unconsolidated affiliate	78,967	41,104	175,656	124,781
Loss on extinguishment of debt	220,274	-	220,274	92,440
Change in fair value of derivative liabilities	(180,861)	-	(283,666)	-
Interest expense – related party	31,205	895	92,563	2,665
Interest expense and prepayment penalties – other	332,612	-	536,295	483,656
Total other income (expense)	(482,197)	(41,999)	(741,122)	(703,542)

Loss from continuing operations:	$(1,994,955)	$(807,656)	$(4,129,910)	$(4,212,704)

Discontinued operations:
Loss from discontinued operations	-	-	2,400	3,125
Gain on disposal of subsidiary	-	-	-	(1,163,609)
Income gain from discontinued operations:	$-	$-	$(2,400)	$1,160,484

Net loss:	(1,994,955)	(807,656)	(4,132,310)	(3,052,220)
Net gain attributable to non-controlling interest:	-	(114,758)	-	(222,220)
Net loss attributable to Company:	$(1,994,955)	$(692,898)	$(4,132,310)	$(2,830,000)

Basic and diluted net loss per share:
Continuing operations	$(0.03)	$(0.02)	$(0.06)	$(0.08)
Discontinued operations	$-	$-	$-	$0.02
Net loss per share:	$(0.03)	$(0.02)	$(0.06)	$(0.06)

Weighted average common shares outstanding:
Basic and Diluted	79,065,562	50,677,527	74,776,642	54,688,336

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net loss from continuing operations	(4,129,910)	(4,212,704)
Net income (loss) from discontinued operations	(2,400)	1,160,484
Net loss	$(4,132,310)	$(3,052,220)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	56,087	55,178
Amortization of non-cash compensation	285,918	584,567
Non-cash loss extinguishment of debt	207,912	92,440
Non-cash interest expense	441,996	82,056
Change in fair value of derivative liabilities	(283,666)	-
Stock based compensation for services	286,415	339,263
Issuance of warrants for services	114,288	688,887
Issuance of options awarded under employee, director plan	673,724	220,720
Equity loss in an unconsolidated affiliate	175,656	124,781
Changes in operating assets and liabilities
Prepaid expenses	(12,713)	14,278
Accrued interest - other	28,398	8,097
Accounts payable and accrued liabilities	611,392	173,057
Net cash (used in) operating activities – continuing operations	(1,544,503)	(1,829,380)
Changes in discontinued operations assets and liabilities
Gain on disposal of subsidiary	-	(1,163,609)
Net cash (used in) operating activities – discontinued operations	(2,400)	(3,125)
Net cash (used in) operating activities	(1,546,903)	(1,832,505)

Cash flows from investing activities
Purchase of property and equipment	(8,000)	(18,037)
Security deposits	-	2,660
Capitalized costs	(7,500)	(58,476)
Advances to an unconsolidated affiliate	(132,371)	(111,376)
Net cash (used in) investing activities – continuing operations	(147,871)	(185,229)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(147,871)	(185,229)

Cash flows from financing activities
Proceeds from issuance of common stock	987,500	2,608,994
Proceeds from issuance of convertible debt	1,142,750	500,000
Proceeds from short-term note payable – related party	30,000	-
Repayment of short-term note payable – related party	(30,000)	-
Repayment of convertible debt	(293,500)	(884,000)
Repayment of short-term note payable – other	-	(265,000)
Disgorgement of short-swing stock profits	-	6,526
Net cash provided by financing activities – continuing operations	1,836,750	1,966,520
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	1,836,750	1,966,520

Net (decrease) in cash and cash equivalents	141,976	(51,214)

Cash and cash equivalent at beginning of the period	49,680	62,054
Cash and cash equivalent at end of the period	$191,656	$10,840

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$103,633	$512,046
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$280,607	$333,301
Common stock issued for future services	189,000	203,267
Warrants issued for future services	33,314	676,757
Rescinded common stock issued under the employee, director plan	500	-
Cashless conversion of warrants	501,195	-

See accompanying notes to financial statements

ALLIANCE BIOENERGY PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Alliance Bioenergy Plus, Inc., (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and new technologies sectors. From inception through December 5, 2014, the Company was known as Alliance Media Group Holdings, Inc. In December 2013, a wholly owned subsidiary of the Company, AMG Renewables, LLC (“AMG Renewables”), acquired the controlling interest (51%) in AMG Energy Group, LLC (“AMG Energy”), which owns a fifty percent (50%) interest in Carbolosic, LLC (“Carbolosic”). Carbolosic holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™.” The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal in acquiring the interest in AMG Energy was to develop the CTS technology to a commercial scale and then seek to license the technology to prospective licensees. In September 2014, the Company determined to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies and to divest the Company of its entertainment-related assets and subsidiaries. Effective December 5, 2014, amended the Company’s Articles of Incorporation to change the name of the Company to Alliance Bioenergy Plus, Inc., which more appropriately describes the Company’s new business direction.

Commencing in March 2016, the Company restructured its energy-related holdings through the following transactions:

(1)	In March 2016, AMG Renewables, a wholly owned subsidiary of the Company, sold its interest in Carbolosic Plant 1 to Carbolosic Energy 1, LLLP, an unrelated third party, in exchange for satisfaction of the outstanding $1,250,000 loan and $36,488 interest between Carbolosic Plant 1 and Carbolosic Energy 1, LLLP. In connection with the transaction, an amount which the Company had prepaid to Carbolosic Energy 1, LLLP ($122,879) for future marketing and interest was eliminated in the sale.

(2)	In July 2016, the Company determined to restructure its energy holdings under a single wholly owned subsidiary (AMG Energy) such that AMG Energy would own: (i) the Company’s fifty percent (50%) interest of Carbolosic (which includes certain licensing rights in North America and Africa); and (ii) the Company’s 100% interest in EK Laboratories, Inc. Concurrently, the Company divested itself of its interest in Carbolosic Plant 1.

This restructuring was completed on September 19, 2016 when AMG Renewables merged into AMG Energy. Previously, the Company had completed transactions with certain related parties to acquire the remaining 49% of AMG Energy (which was not owned by the Company) in exchange for: (i) an aggregate of 10,240,094 shares of Company common stock; and (ii) a restructuring of the balance due under a cash payable to the minority AMG Energy Shareholders.

Plan of Operation

The Company is now developing and commercializing the licensed technology it controls through its affiliate Carbolosic, LLC. Through its wholly owned subsidiary, AMG Energy, the Company owns Ek Laboratories, Inc., and a 50% interest in Carbolosic (which includes certain licensing rights in North America and Africa). The Company has a strategy that includes the following:

(1)	mergers and acquisitions of existing businesses in the renewable energy and sustainable products industries;

(2)	sub-licensing patented technologies it controls through a master license with the University of Central Florida under affiliate Carbolosic; and

(3)	start-up activities focused on increasing the Company’s revenue stream, securing market share, and enhancing shareholder value.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $3,721,130 and may be unable to raise further equity. At September 30, 2017, the Company had incurred accumulated losses of $29,954,825, of which approximately $20,500,588 is non-cash, since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Through its private offerings, the Company raised $6,809,394 from inception through December 31, 2016 and an additional $987,500 in the nine months ended September 30, 2017.

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

The stock compensation issued for services during the nine months ended September 30, 2017, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the nine months ended September 30, 2017:

	01/01/17	02/18/17	03/31/17	04/01/17	05/03/17	06/02/17	06/30/17	07/01/17	08/01/17
Risk-free interest rate	1.93%	1.92%	1.93%	1.93%	1.86%	1.71%	1.89%	1.89%	1.80%
Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	140.36%	138.54%	137.11%	137.11%	137.74%	136.48%	140.06%	140.06%	139.54%
ALLM common stock fair value	$0.20	$0.16	$0.11	$0.11	$0.14	$0.17	$0.38	$0.38	$0.21

	08/11/17	09/01/17	9/15/17	09/30/17
Risk-free interest rate	1.78%	1.73%	1.81%	1.92%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%
Expected volatility	139.45%	135.96%	131.42%	129.30%
ALLM common stock fair value	$0.19	$0.17	$0.18	$0.19

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	December 31, 2016	September 30, 2017
Annual dividend yield	-	-
Expected life (years)	4.30	0.50 – 0.10
Risk-free interest rate	1.93%	0.96%
Expected volatility	24% - 163%	22% - 157%

	Fair Value Measurements at
	December 31, 2016
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			794,000
Embedded derivative liabilities – (Debenture)			120,000
Total			$914,000

	Fair Value Measurements at
	September 30, 2017
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			-
Embedded derivative liabilities – (Debenture)			525,000
Total			$525,000

For the nine months ended September 30, 2017, the Company recognized a loss of $283,666 on the change in fair value of its derivative liabilities. At September 30, 2017, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

NOTE 4 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

On December 26, 2013, AMG Renewables, LLC, a Florida limited liability company (“AMG Renewables”), a wholly-owned subsidiary of the Company, acquired the controlling interest (51%) in AMG Energy Group, LLC a Florida limited liability company (“AMG Energy”) from certain related parties and subsequently acquired the remaining 49% in 2016. AMG Energy owns a fifty percent (50%) interest of Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™.” The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The results of AMG Renewables and AMG Energy are consolidated in the Company’s financial statements. AMG Energy’s investment in Carbolosic is accounted for using the equity method of accounting.

The following is a condensed balance sheet of the unconsolidated affiliate as of September 30, 2017 and December 31, 2016 and a comparative statement of operations for the three and nine months ending September 30, 2017 and 2016.

Condensed Balance Sheet of Non-Consolidated Affiliates

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$175	$199
Total Current Assets	175	199
Other Assets
Prepaid Expenses	-	-
Total Other Assets	-	-
TOTAL ASSETS	$175	$199

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$621,711	$406,475
Interest payable	49,922	31,309
Current notes payable	775,162	657,585
TOTAL CURRENT LIABILITIES	1,446,795	1,095,369

STOCKHOLDERS EQUITY
Accumulated deficit	(1,446,620)	(1,095,170)
TOTAL EQUITY	(1,446,620)	(1,095,170)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$175	$199

Condensed Statement of Operations of Non-Consolidated Affiliates

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
Royalties	17,500	17,500	52,500	52,500
General and administrative	133,554	59,671	280,060	180,934
Total operating expenses	(151,054)	(77,171)	(332,560)	(233,434)

Other expenses
Interest expense	6,879	5,037	18,890	13,640
Total other expenses	(6,879)	(5,037)	(18,890)	(13,640)

Loss from operations	$(157,933)	$(82,208)	$(351,450)	$(247,074)

NOTE 5 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended and are coming due June 1, 2018. As of September 30, 2017, there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum. As of September 30, 2017, and December 31, 2016, the total interest accrued on the note was $15,251 and $12,596 respectively.

In July 2016, the Company issued six (6) short-term notes payable to related parties in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes have a value of $2,002,126 and accrue interest at a rate of six percent (6%) per annum. As of September 30, 2017, and December 31, 2016, the total interest accrued on the notes was $146,181 and $56,333 respectively. All of the notes were due on August 4, 2017, but were extended until the earlier of: (i) an additional 12 months; or (ii) the Company’s first recorded revenue.

In January and September 2017, the Company secured a $20,000 and $10,000 short-term bridge loan from a shareholder of the Company. These notes accrued interest at a rate of five percent (5%) per annum and were repaid within 30 days of issuance.

Short Term Notes Payable – Other

In July 2016, the Company issued a short-term note payable to a third party in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. The note has a principal balance of $96,570 and accrues interest at a rate of six percent (6%) per annum. As of September 30, 2017, and December 31, 2016, the total interest accrued on the note was $7,128 and $2,794 respectively. The note was due on August 4, 2017, but has been extended until the earlier of: (i) an additional 12 months; or (ii) the Company’s first recorded revenue.

Convertible Debt

On April 25, 2016, the Company entered into a 12-month convertible debenture with JMJ Financial with a principal balance of $555,556. The note carries a 10% one-time interest charge, a 10% original issue discount, and a 75% warrant coverage of the amount funded, totaling an aggregate value of $416,666 [$555,556 x 75% = $416,666]. The note may only be paid up to 98% of the balance due within the first 180 days at a 30% premium. After 180 days, the note cannot be repaid without the holder’s consent. The note is convertible after 180 days at a 25% discount to the lowest trade price in the preceding 10 trading days. Per the warrant coverage feature, the Company issued the investor 1,388,886 warrants with a 5-year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. The warrant agreement also contains a down-round ratchet provision allowing the holder to increase its warrant count. The number of warrants to issue is calculated by dividing the aggregate value by the lower of $0.30 or the lowest trade price in the 10 preceding trading days. As of September 30, 2017, JMJ Financial has converted $393,892 at $0.135825 per share into 2,900,000 shares of common stock and $200,000 at $0.103125 per share into 1,939,394 shares of common stock. In addition, JMJ Financial has exercised its warrant agreement ratchet rights, resulting in 3,067,668 [$416,666 / $0.135825 = 3,067,668] warrants outstanding. As of September 30, 2017, the holder had exercised warrants to purchase 11,043 of Company common stock and exercised its cashless conversion feature on the remaining warrants resulting in 1,340,201 shares of common stock issued. As of September 30, 2017, and December 31, 2016, these agreements were valued at $0 and $580,000 along with a total derivative liability of $20,000 and $334,000, respectively. This note is currently in default and is accruing compounding quarterly interest at a rate of eighteen percent (18%) per annum.

In January 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd., with a principal balance of $153,500 due and payable on or before October 29, 2017. The note carries an original issue discount of $3,500 and accrues interest at a rate of 12% per annum and is convertible into the Company’s common stock at a 39% discount on the average of the lowest three trading prices during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within 180 days. In July 2017, the Company paid the debenture in full with a payment of $211,293, which represented a $153,500 principal payment and $57,593 in interest and penalties.

In February 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $165,000 due and payable on October 2, 2017. The note carries an 8% one-time interest charge, a $15,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 150,000 inducement shares to secure the note, and may have to provide additional shares on the note’s six-month anniversary if the Company’s share price declines. These inducement shares were valued at $27,000 and are being amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a 120% prepayment penalty of the then outstanding principal and interest due. As of September 30, 2017, Lucas Hoppel has converted $9,106 at $0.091100 per share into 100,000 shares of common stock and has converted an additional $71,500 at $0.089375 per share into 800,000 shares of common stock. The conversion feature of this debenture has been valued and as of September 30, 2017, carries a derivative liability of $110,000.

In February 2017, the Company entered into a convertible debenture with Labry’s Fund LLP, with a principal balance of $140,000 due and payable on August 18, 2017. The note carries an original issue discount of $23,000 and accrues interest at a rate of 12% per annum and is convertible into the Company’s common stock at a 50% discount to the lowest trade price during the previous thirty trading days prior to the date of the note or prior to date of conversion, after 180 days, in whole or in part at the option of the holder. The note can be repaid, without prepayment penalties, within the first 180 days. In addition, the Company provided a warrant agreement to purchase up to 250,000 shares of common stock, with a term of 5 years and an exercise price of $0.35 per share of common stock. Using a Black-Scholes option-pricing model, this agreement was valued at $33,265 and is being amortized over the life of the agreement. In August 2017, the Company paid the debenture in full with a payment of $147,502, which represented a $140,000 principal payment and $7,502 in interest and penalties.

In April 2017, the Company entered into a convertible debenture with Auctus Fund, LLC with a principal balance of $117,750 due and payable on or before December 22, 2017. The note carries an original issue discount of $17,750, accrues interest at a rate of 12% per annum and is convertible into the Company’s common stock at a 50% discount on the lowest trading price during the twenty-five trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 90 days to a maximum of 135% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. The conversion feature of this debenture has been valued and as of September 30, 2017 carries a derivative liability of $220,000.

In April 2017, the Company entered into a convertible debenture with EMA Financial, LLC with a principal balance of $150,000 due and payable on or before March 15, 2018. The note carries an original issue discount of $28,000, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 35% discount on the lowest trading price during the 15 trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 90 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. The conversion feature of this debenture has been valued and as of September 30, 2017, carries a derivative liability of $175,000.

In May 2017, the Company entered into a convertible debenture with Crown Bridge Partners, LLC with a principal balance of $58,000 due and payable on or before May 4, 2018. The note carries an original issue discount of $9,500, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 40% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 135% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days.

In May 2017, the Company entered into a convertible debenture with GS Capital Partners Partners, LLC with a principal balance of $115,000 due and payable on or before May 9, 2018. The note carries an original issue discount of $5,750, accrues interest at a rate of 8% per annum and is convertible into the Company’s common stock at a 28% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 90 days to a maximum of 125% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days.

In June 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd with a principal balance of $53,000 due and payable on or before March 20, 2018. The note carries an original issue discount of $3,000, accrues interest at a rate of 8% per annum and is convertible into the Company’s common stock at a 39% discount on the average lowest three day trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 60 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days.

In July 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $110,000 due and payable on January 15, 2018. The note carries an 8% one-time interest charge, a $10,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 150,000 inducement shares to secure the note, and may have to provide additional shares on the note’s 6-month anniversary if the Company’s share price declines. These inducement shares were valued at $54,000 and are being amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a 120% prepayment penalty of the then outstanding principal and interest due.

In July 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $153,000 due and payable on or before April 30, 2018. The note carries an original issue discount of $3,000 and accrues interest at a rate of 8% per annum and is convertible into the Company’s common stock at a 39% discount on the average of the lowest three trading prices during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days.

In August 2017, the Company entered into a convertible debenture with Crown Bridge Partners, LLC with a principal balance of $52,500 due and payable on or before August 2, 2018. The note carries an original issue discount of $1,500, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 40% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 135% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days.

Derivative Liabilities

The embedded conversion features of the above convertible notes payable and warrants contain discounted conversion prices and should be recognized as derivative instruments. Such embedded conversion features should be bifurcated and accounted for at fair value. As of the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company had a derivative liability balance of $525,000 and $914,000, respectively. The Company uses the Black-Scholes option-pricing model to calculate derivate liability.

Fair Value of Embedded Derivative Liabilities:

December 31, 2015	$-
Addition	1,275,547
Converted	(494,721)
Change in Fair Market Value	7,313
As of December 31, 2016	$914,000
Addition	395,861
Converted	(501,195)
Changes in fair value of derivative liabilities	(283,666)
As of September 30, 2017	$525,000

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 510 million, 500 million of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of September 30, 2017, the Company had 82,031,160 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In April 2016, the Company entered into a 12-month convertible debenture with JMJ Financial. To obtain the note, the Company issued the holder 1,388,886 warrants with a five year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. In the year ending December 31, 2016, JMJ Financial exercised its warrant agreement ratchet rights, thus rescinding 1,388,886 warrants and reissuing 3,067,668 warrants. SEE NOTE 5. There have been no ratchet right adjustments during the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the holder had exercised all 3,056,625 and 11,043 warrants to acquire 1,340,201 and 11,043 shares of Company common stock respectively. JMJ Financial’s warrant agreement has been fully exercised.

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one share of common stock and a five year Series E warrant convertible to one common share at an exercise price of $0.45. As of September 30, 2017, and December 31, 2016, the Company sold 4,587,500 and 2,200,050 units for aggregate proceeds of $987,500 and $390,010, respectively. The offering is ongoing.

In the nine months ended September 30, 2017, the Company issued an aggregate of 2,056,032 shares of its common stock for services valued at $470,415.

In the nine months ended September 30, 2017, the Company issued an aggregate of 1,030,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $147,602. These warrant agreements have terms of five years with exercise prices ranging from $0.35 to $2.00 per share.

In the nine months ended September 30, 2017, the Company issued options under its Employee & Directors Stock Option Plan to purchase an aggregate of 4,346,684 shares of common stock for a period of five years at an exercise price ranging from $0.13 - $0.21. Using a Black-Scholes asset-pricing model, these agreements were valued at $673,724. In addition, the Company rescinded 500,000 shares of common stock issued to a former employee under the Employee, Director Plan.

In the nine months ended September 30, 2017, principal and interest in the amount of $280,607 was converted into 2,839,934 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $207,912 was attributed to the beneficial conversion features.

NOTE 7 – SEGMENT INFORMATION

The company operates in one segment and does not have any revenue to date.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease

The Company has leased office space pursuant to a lease for a period of 36 months from August 5, 2015, through July 31, 2018. Annual rent commenced at approximately $48,925 per annum and increases on a year-to-year basis by 3% over the base year. In addition, the Company is obligated to pay an amount equal to 3.76% of the operating expenses of the building together with sales tax on all amounts.

EK Laboratories leases office and warehouse space in Longwood, FL, which serves as the Company’s research and demonstration facility. The lease period is for 36 months from February 1, 2015, through January 31, 2018. Annual rent commences at approximately $70,620 per annum and increases on a year-to-year basis by 5% over the prior year. The Company also has the right to purchase the property during the lease term.

Rent expense for the three months ended September 30, 2017 and September 30, 2016 were $32,361 and $31,775 respectively, while the rent expense for the nine months ended September 30, 2017 and September 30, 2016 were $96,523 and $94,787 respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Transactions

Aside from the short-term notes payable issued to related parties that are described in NOTE 5, there have been no related party transaction in the nine months ended September 30, 2017.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 10 – DISCONTINUED OPERATIONS

On September 1, 2014, the Company decided to focus on its renewable energy holdings and future energy technologies, and to divest itself of its entertainment-related assets and subsidiaries. The Company made this decision because the entertainment business was no longer commercially viable, whereas the energy business represented a better economic opportunity. Specifically, the Board decided to discontinue operations of its entertainment-related subsidiaries, including but not limited to: Prelude Pictures Entertainment, LLC; AMG Live, LLC; AMG Restaurant Operations, LLC (including The New York Sandwich Co.); AMG Music, LLC; AMG Releasing, LLC; and AMG Television, LLC.

In March 2016, AMG Renewables, a wholly owned subsidiary of the Company, sold its interest in Carbolosic Plant 1 to Carbolosic Energy 1, LLLP (an unrelated third party), in exchange for satisfaction of the outstanding $1,250,000 loan and $36,488 interest between Carbolosic Plant 1 and Carbolosic Energy 1, LLLP. In connection with the transaction, an amount which the Company had prepaid to Carbolosic Energy 1, LLLP ($122,879) for future marketing and interest was eliminated in the sale.

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	September 30, 2017	December 31, 2016

Carrying amounts of major classes of assets included as part of discontinued operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$36,148	$36,148
Total liabilities of the discontinued operation	$36,148	$36,148

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	-	-	-	-
Selling, general and administrative	-	-	(2,400)	(3,125)
Debt forgiveness from legal settlement	-	-	-	1,163,609
Gain (Loss) from discontinued operations	$-	$-	$(2,400)	$1,160,484

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company identified the following subsequent events:

Since October 1, 2017, the Company sold 250,000 units for aggregate proceeds of $50,000.

Since October 1, 2017, the Company issued 10,000 shares of common stock for services valued at $1,900.

Since October 1, 2017, the Company issued 10,000 warrants for services valued at $1,592.

Since October 1, 2017, the Company has issued 700,000 shares of common stock for $67,563 of debt.

On October 31, 2017, JMJ Financial rescinded its September 6, 2017 conversion request of 1,939,934 shares of common stock for $200,000 debt and converted $71,417 for 770,000 shares of common stock.

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

Business Overview

Alliance Bioenergy Plus, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels and new technologies sectors. In December 2013, a wholly owned subsidiary of the Company, AMG Renewables, LLC (“AMG Renewables”), acquired the controlling interest (51%) in AMG Energy Group, LLC (“AMG Energy”) and the remaining 49% was then acquired in 2016. AMG Energy Group owns a 50% interest of Carbolosic, LLC (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™.” The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal in acquiring the interest in AMG Energy is to develop the CTS technology to a commercial scale and then seek to license the technology to prospective licensees.

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

AMG ENERGY GROUP, LLC

AMG Energy, a wholly owned subsidiary of the Company, was created for the purpose of holding, managing, and developing the Company’s renewable energy technology enterprises. These interests comprise ownership of: (i) 100% of EK Laboratories, Inc., a Florida corporation (“EK”) (formerly known as Central Florida Institute of Science and Technology, Inc.); and (ii) a 50% interest in Carbolosic, LLC, a Delaware limited liability company (“Carbolosic”), which holds an exclusive worldwide license to the University of Central Florida’s patented technology (U.S. Patent 8,062,428) known as “CTS™.” The CTS technology is a mechanical/chemical, dry process for converting cellulose material into sugar for use in the biofuels industry as well as other fine chemical manufacturing. The Company’s goal is to develop this CTS technology to a commercial scale and then seek to acquire existing bioenergy and ethanol plants to install the CTS technology as well as license the technology to prospective licensees. EK was formed to serve as a pilot plant and research facility to further develop the CTS process, its uses, and develop new technologies.

ALLIANCE BIO-PRODUCTS, INC.

Alliance Bio-Products, a wholly owned subsidiary of the Company, was created for the purpose of acquiring and operating a plant for the installation of the Company’s patented CTS process.

In March 2017, the subsidiary commenced a $10,000,000 equity raise through an offering of 1 million units valued at $10 per share. Each unit consists of one share of 8% convertible preferred stock, with a preferred minimum investment of $5,000. The purpose of the offering is to secure funds through accredited investors for the purchase of a bioethanol plant in Southeast Florida that would enable the Company to increase production capacity and profitability of its sustainable, environmentally-friendly alternative to petroleum-based fuels and other products through its patented Cellulose to Sugar (CTS) conversion process.

In July 2017, Alliance Bio-Products, Inc., and ArborOne, ACA (representing the United States Department of Agriculture) offered to purchase the former INEOS Bio-Ethanol plant in Vero Beach, Florida, at a purchase price of $8 million. The purchase offer provides for the purchase of: (i) the fully functional Plant; (ii) over 143 acres on which the plant resides; and (iii) all related equipment and vehicles. In connection with the purchase offer, the subsidiary tendered the first initial deposit of $250,000. The transaction is subject to due diligence and the negotiation and execution of a definitive purchase agreement and other transaction documents.

As of this date, no units have been sold through the offering and the first initial deposit, in the amount of $250,000, has been refunded to the subsidiary.

The Company believes that its management and consultants have significant experience in the bio-fuels, renewable energy and chemical manufacturing industries. As of this date, the Company has not generated any revenues from its renewable energy business.

Capital Formation

In April 2016, the Company entered into a 12-month convertible debenture with JMJ Financial. To obtain the note, the Company issued the holder 1,388,886 warrants with a five year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. In the year ending December 31, 2016, JMJ Financial exercised its warrant agreement ratchet rights, thus rescinding 1,388,886 warrants and reissuing 3,067,668 warrants. SEE NOTE 5. There have been no ratchet right adjustments during the nine months ended September 30, 2017. As of September 30, 2017, and December 31, 2016, the holder had exercised all 3,056,625 and 11,043 warrants to acquire 1,340,201 and 11,043 shares of Company common stock, respectively. JMJ Financial’s warrant agreement has been fully exercised.

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one share of common stock and a five year Series E warrant convertible to one common share at an exercise price of $0.45. From January 1, 2017, through the date of filing and at December 31, 2016, the Company has sold 4,837,500 and 2,200,050 units for aggregate proceeds of $1,017,500 and $390,010, respectively. The offering is ongoing.

From January 1, 2017 through the date of filing, the Company issued an aggregate of 2,066,032 shares of its common stock for services valued at $472,315.

From January 1, 2017 through the date of filing, the Company issued an aggregate of 1,040,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $149,194. These warrant agreements have terms of five years with exercise prices ranging from $0.35 to $2.00 per share.

From January 1, 2017 through the date of filing, the Company issued options to its employees and independent directors to purchase an aggregate of 10,346,684 shares of common stock for a period of five years at exercise prices ranging from $0.13 - $0.21 of which 4,346,684 are fully vested and the remaining 6,000,000 options vest over the next five years. Using a Black-Scholes asset-pricing model, these agreements were valued at $673,724. In addition, the Company rescinded 500,000 shares of common stock issued to a former employee under the Employee, Director Plan.

From January 1, 2017 through the date of filing, principal and interest in the amount of $221,057 was converted into 2,370,000 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $177,033 was attributed to the beneficial conversion features.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At September 30, 2017, the Company had a working capital deficiency of $3,721,130 and had incurred accumulated losses of $29,954,825 (of which approximately $20,500,588 is non-cash) since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2016 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $3,079,004 for the year ended December 31, 2016, and an additional $987,500 through the date of filing.

Results of Operations

Comparison of the three and nine month periods ended September 30, 2017 to the three and nine month periods ended September 30, 2016

For the three months ended September 30, 2017, the Company’s general and administrative expenses increased by approximately $747,101 to $1,512,758 from $765,657 in the three months ended September 30, 2016. This increase is primarily the result of a $663,007 non-cash payroll expense for equity awards issued to employees and directors. Of the $1,512,758 general and administrative expense, approximately 58% or $872,187 is non-cash equity compensation.

During the nine months ended September 30, 2017, the Company’s general and administrative expenses decreased by approximately $120,374 to $3,388,788 from $3,509,162 in the nine months ended September 30, 2016. This decrease is primarily the result of a reduction in professional fees. Of the $3,388,788 general and administrative expense, approximately 48% or $1,618,144 is non-cash equity compensation.

Interest expense increased in the three months ended September 30, 2017 by approximately $362,922 to $363,817 from $895 during the three months ended September 30, 2016. The increase was the result of additional short-term notes and the payment of prepayment penalties.

During the nine months ended September 30, 2017, the Company’s interest expense increased by approximately $142,537 to $628,858 from $486,321. The increase was the result of the early repayment of two convertible notes along with prepayment interest during the nine months ended September 30, 2017.

For the three months ended September 30, 2017, the Company’s equity loss in its unconsolidated affiliate increased $37,863 to $78,967 from $41,104 during the three months ended September 30, 2016.

During the nine months ended September 30, 2017, the Company’s equity loss in its unconsolidated affiliate increased by $50,875 to $175,656 from $124,781 during the nine months ended September 30, 2016.

The Company’s discontinued operations expensed $2,400 for legal fees during the nine months ended September 30, 2017, compared to a $1,160,484 gain incurred in the nine months ended September 30, 2016, which was the result of the Company’s decision to sell its interest in Carbolosic Plant 1.

Research and Development (R&D) expenses for the three months ended September 30, 2017 were $2,284 as opposed to $7,877 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company expensed $15,130 as opposed to $15,008 expensed during the nine months ended September 30, 2016. The increase in R&D expenses is the result of increased sampling and testing of various feedstocks for the Company’s proposed Vero Beach facility as well as potential third party licensees.

Liquidity and Capital Resources

Liquidity

As of September 30, 2017, the Company had $191,656 in cash and total stockholders’ equity was $4,483,550. Total debt from continuing operations, including advances, accounts payable and other notes payable at September 30, 2017, together with interest payable thereon, was $4,470,560 (an increase of $829,568 from $3,640,992 at December 31, 2016). This increase is attributable to the addition of approximately $516,851 in convertible debt and a $584,185 increase in accrued liabilities.

During the nine months ended September 30, 2017, the Company’s continuing operating activities used $1,544,503 in cash. This use can be attributed to payroll, professional and legal fees.

During the nine months ended September 30, 2017 the Company’s investing activities used $147,871 in cash, which $132,371 was advanced to Carbolosic, LLC, for payment of the minimum annual royalty and patent legal fees. In addition, $250,000 was deposited in connection with the purchase of the Vero Beach plant purchase; however these funds were returned to the Company in September 2017.

During the nine months ended September 30, 2017, the Company generated $1,836,750 through its financing activities. This can primarily be attributed to the addition of an aggregate net amount of $1,142,750 in convertible debt and simultaneously raising $987,500 through its ongoing offerings. During this same time, the Company repaid $293,500 of its convertible debt.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional fincancing for current and future operations. As of the date of filing, the Company has raised $987,500 (in addition to $6,809,394 raised through December 31, 2016) for a total of $7,796,894 through its private placement offerings. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information set forth in Regulation S-X and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2016.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017 to a reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion. This conclusion resulted from the lack of separation of duties within the Company.

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

As of September 30, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) the lack of a functioning audit committee; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (iii) a lack of expertise with US GAAP and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions; and (iv) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the nine months ended September 30, 2017.

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

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2017, through the date of filing which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
Joseph A Galbo	01/01/17	Common Stock	12,500	Professional Services
Freedom Investors Corp	01/01/17	Common Stock	20,000	Professional Services
Luna Consultant Group, LLC	01/27/17	Common Stock	500,000	Professional Services
Major League Services Investment & Holdings Corp.	01/30/17	Common Stock	62,500	Purchased @ $0.20 per share
Gretchen Hickman	01/31/17	Common Stock	25,000	Purchased @ $0.20 per share
Nadia Marrese	01/31/17	Common Stock	25,000	Purchased @ $0.20 per share
Harry Grossman	01/31/17	Common Stock	8,000	Professional Services
Ken Hickman	01/31/17	Common Stock	2,500	Professional Services
Joseph A Galbo	02/01/17	Common Stock	12,500	Professional Services
Freedom Investors Corp	02/01/17	Common Stock	20,000	Professional Services
Lucas Hoppel	02/02/17	Common Stock	150,000	Inducement to secure a debt note
Harry Grossman	02/28/17	Common Stock	8,000	Professional Services
Joseph A Galbo	03/01/17	Common Stock	12,500	Professional Services
Freedom Investors Corp	03/01/17	Common Stock	20,000	Professional Services
David Matthews	03/10/17	Common Stock	(500,000)	Rescinded Employment Stock
Steven Tureff & Donnis Newman	03/20/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	03/20/17	Common Stock	3,571	Professional Services
Harry Grossman	03/31/17	Common Stock	8,000	Professional Services
Joseph A Galbo	04/01/17	Common Stock	12,500	Professional Services
Freedom Investors Corp	04/01/17	Common Stock	20,000	Professional Services
John Cannon	04/17/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	04/17/17	Common Stock	1,471	Professional Services
Porter, LeVay & Rose, Inc.	04/17/17	Common Stock	100,000	Professional Services
Minal Patel	04/24/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	04/24/17	Common Stock	3,571	Professional Services
Martin Weinstein	04/25/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	04/25/17	Common Stock	3,847	Professional Services
Harry Grossman	04/30/17	Common Stock	8,000	Professional Services
Freedom Investors Corp	05/01/17	Common Stock	20,000	Professional Services

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
Nadia Marrese	05/03/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	05/03/17	Common stock	1,786	Professional Services
Edward Peters	05/19/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	05/19/17	Common Stock	3,572	Professional Services
Harry Grossman	05/31/17	Common Stock	8,000	Professional Services
AES Capital Partners, LP	06/02/17	Common Stock	100,000	Professional Services
John D. Lane Corporation	06/02/17	Common Stock	250,000	Professional Services
The AES Capital Resource Fund, L.P.	06/14/17	Common Stock	2,500,000	Purchased @ $0.20 per share
Martin Weinstein	06/15/17	Common stock	25,000	Purchased @ $0.20 per share
Ken Hickman	06/15/17	Common Stock	1,250	Professional Services
Nadia Marrese	06/24/17	Common Stock	50,000	Purchased @ $0.20 per share
Bryan White	06/26/17	Common Stock	50,000	Purchased @ $0.20 per share
Michael Geisler	06/26/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	06/26/17	Common Stock	4,287	Professional Services
Luna Consultant Group, LLC	06/27/17	Common Stock	500,000	Professional Services
Harry Grossman	06/30/17	Common Stock	8,000	Professional Services
JMJ Financial	06/30/17	Common Stock	1,340,201	Cashless Warrant Exercise
John D. Lane Corporation	07/01/17	Common Stock	10,000	Professional Services
Lucas Hoppel	07/03/17	Common Stock	150,000	Inducement to secure a debt note
Gretchen Hickman	07/10/17	Common Stock	25,000	Purchased @ $0.20 per share
Bryan White	07/13/17	Common Stock	50,000	Purchased @ $0.20 per share
Donnis Newman	07/13/17	Common Stock	25,000	Purchased @ $0.20 per share
Nadia Marrese	07/13/17	Common Stock	25,000	Purchased @ $0.20 per share
Steven Tureff	07/13/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	07/13/17	Common Stock	4,897	Professional Services
Deanna Hern	07/14/17	Common stock	25,000	Purchased @ $0.20 per share
Ken Hickman	07/19/17	Common Stock	758	Professional Services
Camilla Blaffer	07/24/17	Common Stock	150,000	Purchased @ $0.20 per share
Ken Hickman	07/24/17	Common Stock	6,522	Professional Services
John D. Lane Corporation	08/01/17	Common Stock	10,000	Professional Services
Freedom Investors Corp	08/01/17	Common Stock	20,000	Professional Services
Anthony Santelli, II	08/10/17	Common Stock	125,000	Purchased @ $0.20 per share
The AES Capital Resource Fund, LP	08/10/17	Common Stock	625,000	Purchased @ $0.20 per share
Lucas Hoppel	08/24/17	Common Stock	100,000	Convertible Debt Conversion
Lucas Hoppel	08/28/17	Common Stock	200,000	Convertible Debt Conversion
John D. Lane Corporation	09/01/17	Common Stock	10,000	Professional Services
Freedom Investors Corp	09/01/17	Common Stock	20,000	Professional Services
Lucas Hoppel	09/06/17	Common Stock	300,000	Convertible Debt Conversion
JMJ Financial	09/06/17	Common Stock	1,939,934	Convertible Debt Conversion
Steven Sadaka	09/15/17	Common Stock	500,000	Purchased @ $0.20 per share
Lucas Hoppel	09/20/17	Common Stock	300,000	Convertible Debt Conversion
John D. Lane Corporation	10/01/17	Common Stock	10,000	Professional Services
Lucas Hoppel	10/16/17	Common Stock	300,000	Convertible Debt Conversion
Lucas Hoppel	10/23/17	Common Stock	400,000	Convertible Debt Conversion
Bindler Investment Group, LLC	10/23/17	Common Stock	150,000	Purchased @ $0.20 per share
Zac Bindler	10/23/17	Common Stock	50,000	Purchased @ $0.20 per share
Annie Bindler	10/23/17	Common Stock	50,000	Purchased @ $0.20 per share
JMJ Financial	10/31/17	Common Stock	(1,939,934)	Rescinded Conversion
JMJ Financial	10/31/17	Common Stock	770,000	Convertible Debt Conversion

The securities issued in the above-mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(a)(2) of that Act and Rule 506 of Regulation D.

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

ALLIANCE BIOENERGY PLUS, INC.

Date:	November 14, 2017	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer
(Principal Executive Officer)

Date:	November 14, 2017	By:	/s/ Daniel de Liege
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

