Form 10-K
period 2017-12-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2018-04-18
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2017

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-181633

ALLIANCE BIOENERGY PLUS, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	45-4944960
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

400 N. Congress Avenue, Suite 130
West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017): $35,757,884

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 17, 2018): 129,406,233

Documents incorporated by reference: None.

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

In December 2014, AMG Energy formed EK Laboratories, Inc. (originally, Central Florida Institute of Science and Technology, Inc.) (“EK”), to serve as a demonstration and research facility to further develop the CTS process, its uses, and develop new technologies. EK remains a wholly-owned subsidiary of AMG Energy.

In July 2016, the Company determined to restructure its energy holdings under a single wholly-owned subsidiary (AMG Energy) such that AMG Energy would own (i) the Company’s fifty percent (50%) interest of Carbolosic (which includes certain licensing rights in North America and Africa) and (ii) the Company’s 100% interest in EK Laboratories, LLC. This restructuring was completed on September 19, 2016 when AMG Renewables merged into AMG Energy. Previously, the Company had completed transactions with certain related parties to acquire the remaining 49% of AMG Energy, which was not owned by the Company, in exchange for an aggregate of 10,240,094 shares of Company common stock and a restructuring of the balance due under a cash payable to the minority AMG Energy Shareholders.

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

EK Laboratories leased office and warehouse space in Longwood, FL, which served as the Company’s research and demonstration facility. The lease period was for thirty-six (36) months from February 1, 2015 through January 31, 2018. Annual rent commenced at approximately $70,620 per annum and increased on a year-to-year basis by five percent (5%) over the prior year. The lease was not renewed.

EK Laboratories leases office and warehouse space in Royal Palm Beach, FL, which serves as the Company’s research and demonstration facility. The lease period is for thirty-six (36) months from December 1, 2017 through January 31, 2020. Annual rent commences at approximately $32,400 per annum and increases on a year-to-year basis by three percent (3.0%) over the prior year.

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

The following table shows the high and low prices of the Company’s common shares on the OTC Bulletin Board for each quarter since January 1, 2015. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	2015		2016		2017		2018
PERIOD	High	Low	High	Low	High	Low	High	Low
JAN 1st – MAR 31st	$0.65	$0.22	$0.42	$0.15	$0.23	$0.11	$0.06	$0.02
APR 1st – JUN 30th	$1.39	$0.07	$0.45	$0.06	$0.40	$0.10
JUL 1st – SEP 30th	$0.68	$0.30	$0.42	$0.15	$0.39	$0.14
OCT 1st – DEC 31st	$0.55	$0.28	$0.27	$0.18	$0.20	$0.02

Options and Warrants

In February 2015, the Company began a second round of financing wherein each unit sold consists of one (1) share of common stock, one (1) series A Warrant for a period of three (3) years convertible to .5 Common Share at an exercise price of $0.75 and one (1) series B Warrant for a period of three (3) years convertible to .5 Common Share at an exercise price of $1.50. Through this offering the Company had sold 2,460,202 units, however 1,687,702 warrants have since expired.

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

In March 2016, the Company began a fifth round of financing wherein each unit consist of three million seven hundred seventeen thousand seven hundred eighty-five (3,717,785) shares of common stock and four million five hundred thousand (4,500,000) series F warrants for a period of five (5) years at an exercise price of $0.25 per share. Each warrant is convertible into one (1) share of common stock. Each unit also has an antidilution protection clause of no more than 10%. Through this offering the Company has sold 2 units. In December 2017, an additional 12,739,976 warrants were issued as a result of the antidilution protection clause.

In October 2016, the Company began a sixth round of financing wherein each unit consist of one (1) share of common stock and one (1) series E warrant for a period of five (5) years convertible into one (1) share of common stock at an exercise price of $0.45 per share. Through this offering the Company has sold 6,887,550 units.

In March 2015, the Company’s Board of Directors approved a resolution to compensate the board’s independent directors with cash or equity per quarter under the Company’s 2012 Employee, Director Stock Plan. Through the date of filing, the company has issued option agreements to its independent directors and employees, to purchase an aggregate of 40,091,776 shares of common stock ranging from three (3) to ten (10) years, with exercise prices ranging from $0.03 to $0.16.

Through the date of filing, the Company has issued warrants to purchase an aggregate of 10,630.000 shares of common stock. The exercise prices associated with these agreements range from $0.13 to $2.00 and terms range from three (3) to five (5) years.

Other than the foregoing agreements, none of the Company’s shares of Common Stock are subject to outstanding options or warrants.

Holders

As of the date of filing, there were 129,406,233 shares of common stock outstanding and approximately 326 stockholders of record

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently fully earned and vested option agreements in place to purchase an aggregate of 40,091,776 shares of common stock under the Company’s 2012 Employee, Director Stock Plan and there are additional agreements vesting over the next 5 years to purchase an additional 6,000,000 shares of common stock. In addition, 500,000 shares of common stock had been issued under the plan to a former employee, however these shares were rescinded in March 2017. At December 31, 2016, the Company option agreements in place to purchase an aggregate of 4,714,413 shares of common.

Plan Category	Minimum number of securities reserved under equity compensation plan	Exercise price of outstanding options, warrants and rights	Number of securities to be issued upon exercise of outstanding options, warrants and rights
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,626,255	$0.03 - $0.16	40,091,776
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	21,626,255	$0.03 - $0.16	40,091,776

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company from January 1, 2017 through the date of filing which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
Joseph A Galbo	01/01/17	Common Stock	12,500	Professional Services
Freedom Investors Corp	01/01/17	Common Stock	20,000	Professional Services
Luna Consultant Group, LLC	01/27/17	Common Stock	500,000	Professional Services
Major League Services Investment & Holdings Corp.	01/30/17	Common Stock	62,500	Purchased @ $0.20 per share
Gretchen Hickman	01/31/17	Common Stock	25,000	Purchased @ $0.20 per share
Nadia Marrese	01/31/17	Common Stock	25,000	Purchased @ $0.20 per share
Harry Grossman	01/31/17	Common Stock	8,000	Professional Services
Ken Hickman	01/31/17	Common Stock	2,500	Professional Services
Joseph A Galbo	02/01/17	Common Stock	12,500	Professional Services
Freedom Investors Corp	02/01/17	Common Stock	20,000	Professional Services
Lucas Hoppel	02/02/17	Common Stock	150,000	Inducement to secure a debt note
Harry Grossman	02/28/17	Common Stock	8,000	Professional Services
Joseph A Galbo	03/01/17	Common Stock	12,500	Professional Services
Freedom Investors Corp	03/01/17	Common Stock	20,000	Professional Services
David Matthews	03/10/17	Common Stock	(500,000)	Rescinded Employment Stock
Steven Tureff & Donnis Newman	03/20/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	03/20/17	Common Stock	3,571	Professional Services
Harry Grossman	03/31/17	Common Stock	8,000	Professional Services
Joseph A Galbo	04/01/17	Common Stock	12,500	Professional Services
Freedom Investors Corp	04/01/17	Common Stock	20,000	Professional Services
John Cannon	04/17/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	04/17/17	Common Stock	1,471	Professional Services
Porter, LeVay & Rose, Inc.	04/17/17	Common Stock	100,000	Professional Services
Minal Patel	04/24/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	04/24/17	Common Stock	3,571	Professional Services
Martin Weinstein	04/25/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	04/25/17	Common Stock	3,847	Professional Services
Harry Grossman	04/30/17	Common Stock	8,000	Professional Services
Freedom Investors Corp	05/01/17	Common Stock	20,000	Professional Services
Nadia Marrese	05/03/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	05/03/17	Common stock	1,786	Professional Services
Edward Peters	05/19/17	Common Stock	50,000	Purchased @ $0.20 per share
Ken Hickman	05/19/17	Common Stock	3,572	Professional Services
Harry Grossman	05/31/17	Common Stock	8,000	Professional Services
AES Capital Partners, LP	06/02/17	Common Stock	100,000	Professional Services
John D. Lane	06/02/17	Common Stock	250,000	Professional Services
The AES Capital Resource Fund, L.P.	06/14/17	Common Stock	2,500,000	Purchased @ $0.20 per share
Martin Weinstein	06/15/17	Common stock	25,000	Purchased @ $0.20 per share
Ken Hickman	06/15/17	Common Stock	1,250	Professional Services
Nadia Marrese	06/24/17	Common Stock	50,000	Purchased @ $0.20 per share

Bryan White	06/26/17	Common Stock	50,000	Purchased @ $0.20 per share
Michael Geisler	06/26/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	06/26/17	Common Stock	4,287	Professional Services
Luna Consultant Group, LLC	06/27/17	Common Stock	500,000	Professional Services
Harry Grossman	06/30/17	Common Stock	8,000	Professional Services
JMJ Financial	06/30/17	Common Stock	1,340,201	Cashless Warrant Exercise
John D. Lane	07/01/17	Common Stock	10,000	Professional Services
Lucas Hoppel	07/03/17	Common Stock	150,000	Inducement to secure a debt note
Gretchen Hickman	07/10/17	Common Stock	25,000	Purchased @ $0.20 per share
Bryan White	07/13/17	Common Stock	50,000	Purchased @ $0.20 per share
Donnis Newman	07/13/17	Common Stock	25,000	Purchased @ $0.20 per share
Nadia Marrese	07/13/17	Common Stock	25,000	Purchased @ $0.20 per share
Steven Tureff	07/13/17	Common Stock	25,000	Purchased @ $0.20 per share
Ken Hickman	07/13/17	Common Stock	4,897	Professional Services
Deanna Hern	07/14/17	Common stock	25,000	Purchased @ $0.20 per share
Ken Hickman	07/19/17	Common Stock	758	Professional Services
Camilla Blaffer	07/24/17	Common Stock	150,000	Purchased @ $0.20 per share
Ken Hickman	07/24/17	Common Stock	6,522	Professional Services
John D. Lane	08/01/17	Common Stock	10,000	Professional Services
Freedom Investors Corp	08/01/17	Common Stock	20,000	Professional Services
Anthony Santelli, II	08/10/17	Common Stock	125,000	Purchased @ $0.20 per share
The AES Capital Resource Fund, LP	08/10/17	Common Stock	625,000	Purchased @ $0.20 per share
Lucas Hoppel	08/24/17	Common Stock	100,000	Convertible Debt Conversion
Lucas Hoppel	08/28/17	Common Stock	200,000	Convertible Debt Conversion
John D. Lane	09/01/17	Common Stock	10,000	Professional Services
Freedom Investors Corp	09/01/17	Common Stock	20,000	Professional Services
Lucas Hoppel	09/06/17	Common Stock	300,000	Convertible Debt Conversion
JMJ Financial	09/06/17	Common Stock	1,939,934	Convertible Debt Conversion
Steven Sadaka	09/15/17	Common Stock	500,000	Purchased @ $0.20 per share
Lucas Hoppel	09/20/17	Common Stock	300,000	Convertible Debt Conversion
John D. Lane	10/01/17	Common Stock	10,000	Professional Services
Lucas Hoppel	10/16/17	Common Stock	300,000	Convertible Debt Conversion
Lucas Hoppel	10/23/17	Common Stock	400,000	Convertible Debt Conversion
Auctus Fund	10/23/17	Common Stock	500,000	Convertible Debt Conversion
EMA Financial	10/23/17	Common Stock	250,000	Convertible Debt Conversion
Zac Bindler	10/23/17	Common Stock	50,000	Purchased @ $0.20 per share
Annie Bindler	10/23/17	Common Stock	50,000	Purchased @ $0.20 per share
EMA Financial	10/26/17	Commons Stock	325,000	Convertible Debt Conversion
Lucas Hoppel	10/27/17	Common Stock	360,991	Convertible Debt Conversion
JMJ Financial	10/31/17	Common Stock	(1,939,934)	Rescinded Conversion
JMJ Financial	10/31/17	Common Stock	770,000	Convertible Debt Conversion
John D. Lane	11/01/17	Common Stock	10,000	Professional Services
EMA Financial	11/06/17	Common Stock	325,000	Convertible Debt Conversion

Auctus Fund	11/07/17	Common Stock	600,000	Convertible Debt Conversion
Crown Bridge Partners, LLC	11/16/17	Common Stock	130,000	Convertible Debt Conversion
Crown Bridge Partners, LLC	11/20/17	Common Stock	230,000	Convertible Debt Conversion
EMA Financial	11/20/17	Common Stock	250,000	Convertible Debt Conversion
Lucas Hoppel	11/20/17	Common Stock	500,000	Inducement to secure a debt note
Lucas Hoppel	11/22/17	Common Stock	500,000	Convertible Debt Conversion
EMA Financial	11/29/17	Common Stock	300,000	Convertible Debt Conversion
Auctus Fund	11/30/17	Common Stock	600,000	Convertible Debt Conversion
Lucas Hoppel	11/30/17	Common Stock	750,000	Convertible Debt Conversion
John D. Lane	12/01/17	Common Stock	10,000	Professional Services
Crown Bridge Partners, LLC	12/06/17	Common Stock	500,000	Convertible Debt Conversion
EMA Financial	12/07/17	Common Stock	400,000	Convertible Debt Conversion
Lucas Hoppel	12/11/17	Common Stock	750,000	Convertible Debt Conversion
Power Up Lending Group	12/13/17	Common Stock	774,648	Convertible Debt Conversion
EMA Financial	12/14/17	Common Stock	400,000	Convertible Debt Conversion
Power Up Lending Group	12/14/17	Common Stock	579,151	Convertible Debt Conversion
Lucas Hoppel	12/15/17	Common Stock	750,000	Convertible Debt Conversion
EMA Financial	12/19/17	Common Stock	500,000	Convertible Debt Conversion
Power Up Lending Group	12/19/17	Common Stock	943,750	Convertible Debt Conversion
Lucas Hoppel	12/26/17	Common Stock	750,000	Convertible Debt Conversion
Auctus Fund	12/27/17	Common Stock	500,000	Convertible Debt Conversion
Crown Bridge Partners, LLC	12/27/17	Common Stock	850,000	Convertible Debt Conversion
EMA Financial	12/28/17	Common Stock	1,000,000	Convertible Debt Conversion
Lucas Hoppel	12/28/17	Common Stock	1,031,122	Convertible Debt Conversion
Steven Sadaka	12/29/17	Common Stock	500,000	Professional Services
John D. Lane	01/01/18	Common Stock	10,000	Professional Services
Auctus Fund	01/04/18	Common Stock	1,500,000	Convertible Debt Conversion
Crown Bridge Partners, LLC	01/04/18	Common Stock	1,000,000	Convertible Debt Conversion
Lucas Hoppel	01/04/18	Common Stock	2,040,600	Inducement to secure a debt note
EMA Financial	01/08/18	Common Stock	1,600,000	Convertible Debt Conversion
Anthony Santelli, II	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Richard Bindler Revocable Trust	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Steven Sadaka	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Vecchitto FLP Valori, LLC	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Lucas Hoppel	01/22/18	Common Stock	2,000,000	Convertible Debt Conversion
EMA Financial	01/25/18	Common Stock	2,106,178	Convertible Debt Conversion
Auctus Fund	01/31/18	Common Stock	1,800,000	Convertible Debt Conversion
Lucas Hoppel	02/01/18	Common Stock	1,500,000	Convertible Debt Conversion
John D. Lane	02/01/18	Common Stock	10,000	Professional Services
Lucas Hoppel	02/06/18	Common Stock	1,000,000	Convertible Debt Conversion
Auctus Fund	02/09/18	Common Stock	716,356	Convertible Debt Conversion
Lucas Hoppel	02/12/18	Common Stock	1,500,000	Convertible Debt Conversion
Lucas Hoppel	02/15/18	Common Stock	1,239,171	Convertible Debt Conversion
Lucas Hoppel	02/21/18	Common Stock	500,000	Inducement to secure a debt note
Steven Sadaka	02/28/18	Common Stock	2,000,000	Inducement to secure a debt note
John D. Lane	03/01/18	Common Stock	10,000	Professional Services
Crown Bridge Partners, LLC	03/02/18	Common Stock	1,323,040	Convertible Debt Conversion
John D. Lane	04/01/18	Common Stock	10,000	Professional Services

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

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization as well as bio-fuels, renewable energy, chemical manufacturing, engineering and industrial construction industries. As of this date, the Company has generated $134,319 in revenue, however it has not generated any revenues from its core business.

Capital Formation

In April 2016, the Company entered into a 12-month convertible debenture with JMJ Financial. To obtain the note, the Company issued the holder 1,388,886 warrants with a five year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. In the year ending December 31, 2016, JMJ Financial exercised its warrant agreement ratchet rights, thus rescinding 1,388,886 warrants and reissuing 3,067,668 warrants. SEE NOTE 5. There have been no ratchet right adjustments during the year ended December 31, 2017. As of December 31, 2017, and December 31, 2016, the holder had exercised all 3,056,625 and 11,043 warrants to acquire 1,340,201 and 11,043 shares of Company common stock, respectively. JMJ Financial’s warrant agreement has been fully exercised.

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one share of common stock and a five year Series E warrant convertible to one common share at an exercise price of $0.45. From January 1, 2017, through the date of filing and at December 31, 2016, the Company has sold 4,687,500 and 2,200,050 units for aggregate proceeds of $987,500 and $390,010, respectively. The offering is ongoing.

In January 2018, The Company commenced a new offering of units valued at $0.03 per share. Each unit consist of one share of common stock. Through the date of filing, the Company has sold 10,000,000 units for aggregate proceeds of $300,000. The offering is ongoing.

From January 1, 2017 through the date of filing, the Company issued an aggregate of 7,666,632 shares of its common stock for services valued at $717,556.

From January 1, 2017 through the date of filing, the Company issued an aggregate of 1,700,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $165,199. These warrant agreements have terms of five years with exercise prices ranging from $0.35 to $2.00 per share.

From January 1, 2017 through the date of filing, the Company issued options to its employees and independent directors to purchase an aggregate of 41,377,363 shares of common stock for a period of five years at an exercise price of $0.03, of which 35,377,363 are fully vested and the remaining 6,000,000 options vest over the next five years. Using a Black-Scholes asset-pricing model, these agreements were valued at $1,484,297. In addition, the Company rescinded 500,000 shares of common stock issued to a former employee under the Employee, Director Plan.

From January 1, 2017 through the date of filing, principal and interest in the amount of $915,160 was converted into 34,504,407 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $1,075,192 was attributed to the beneficial conversion features.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At December 31, 2017 the Company had a working capital deficiency of $3,325,275 and had incurred accumulated losses of $36,084,930 (of which approximately $26,345,921 is non-cash) since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2017 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $3,079,004 for the year ended December 31, 2016 and an additional $1,007,501 in the year ended December 31, 2017. As of the date of filing, the company has received an additional $300,000 through its private offerings.

Results of Operations

Comparison of the year ended December 31, 2017 to December 31, 2016

For the year ended December 31, 2017, the Company recognized $134,319 in revenue as opposed to zero in all prior years. This revenue was the result of the sale of a bolt-on engineering package to a potential licensee, however this is not part of the Company’s core business. Throughout 2016, the Company capitalized $260,497 in connection with the engineering design and plans package for the bolt-on unit. With the nonrefundable sale of this first package, the Company has placed this capital expenditure into service and is amortizing the costs over three years. Therefore, as of December 31, 2017 and December 31, 2016, $7,236 and $0 have been expensed respectively.

For the year ended December 31, 2017 the Company’s general and administrative expenses increased by $710,791 to $4,311,499 from $3,600,708 for the year ended December 31, 2016. This increase is primarily the result of a $993,237 increase in payroll as consultants were hired as employees. This is reflected in a reduction in professional and consulting expenses of $56,511 from $1,965,767 to $1,909,526 of which $1,437,810 is non-cash stock compensation. Simultaneously, the Company recognized a $201,713 decrease in marketing expenses from $37,553 to $15,234.

Interest expense decreased in the year ended December 31, 2017 by approximately $372,683 to $902,918 from $1,275,601. This decrease was primarily the result of several debentures reaching maturity and also converting to common stock. Approximately $692,085 of principal and interest in short-term debt notes converted during the year.

For the year ended December 31, 2017 the Company’s equity loss in an unconsolidated affiliate increased by approximately $35,570 to $194,688 from $159,118 in 2016. This increase can be attributed to the Company’s maintenance of its patent portfolio and its worldwide patent protection. In addition, during the years ended December 31, 2017 and December 31, 2016, the Company recorded non-cash impairments of $4,069,995 and $3,207,701 respectively.

For the year ended December 31, 2017, the Company’s extinguishment of debt decreased by approximately $1,204,034 to a gain of $675,524 from an expense of $528,510 at December 31, 2016. During the same period, the Company’s change in fair value of its derivative instruments increased by approximately $846,695 to $854,008 at December 31, 2017 from $7,313 at December 31, 2016.

For the year ended December 31, 2017, the Company’s discontinued operations showed a loss of $2,400, as opposed to a $1,160,484 gain during the year ended December 31, 2016. This loss is primarily the result of legal fees, whereas the gain in 2016 was the result of the disposal of a subsidiary. These amounts are the result of the Company’s decision to divest the Company of its entertainment-related assets and subsidiaries and to focus all of the Company’s resources and personnel on the Company’s renewable energy holdings and future energy technologies.

Research and development (R&D) costs for the year ended December 31, 2017 were $736,750 an increase of $37,957 from $698,793 for the year ended December 31, 2016. The increase in R&D expenses is the result of the opening of Alliance BioProducts and its pursuit of developing the commercialization of the CTS process either through a stand alone facility or a portable bolt on unit.

Liquidity and Capital Resources

Liquidity

As of December 31, 2017 the Company had $55,076 in cash and total stockholders’ equity at December 31, 2017 was $780,265. Total debt from continuing operations, including advances, accounts payable and other notes payable at December 31, 2017, together with interest payable thereon, was $3,773,445 an increase of $132,453 from $3,640,992 at December 31, 2016. This increase is attributable to the addition of approximately $460,554 in convertible debt and a $141,432 increase in accrued liabilities.

During the fiscal year ended December 31, 2017, the Company’s continuing operating activities decreased $399,881 to $1,841,827 from $2,241,708 at December 31, 2016. This change can primarily be attributed to $793,921 used in payroll, $132,862 in legal, accounting and consulting fees, $56,054 in rent fees and $1,102,858 used in research and development  .

During the fiscal year ended December 31, 2017, the Company’s investing activities used $167,128 in cash. This use can be attributed to $8,000 used to purchase machinery and equipment and $160,964 advanced to Carbolosic, LLC for operational costs. In addition, $250,000 was deposited in connection with the purchase of the Vero Beach plant purchase; however these funds were returned to the Company in September 2017.

During the fiscal year ended December 31, 2017, the Company generated an aggregate of $2,016,751 through its financing activities. This decrease of $421,280 from the prior year can primarily be attributed to a $2,071,504 decrease in the sale of common stock through the Company’s private offerings, while simultaneously securing $1,302,750 in short-term convertible debt notes during the year. During the same period, the Company repaid $323,500 principal of its short-term debt.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional fincancing for current and future operations. As of the date of filing, the Company has raised $300,000, in addition to $7,816,894 raised through December 31, 2017, for a total of $8,116,894 through its private placement offerings. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2017 and 2016, the amounts charged to research and development expenses were $736,750 and $698,793 respectively

Recent Accounting Pronouncements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the years ended December 31, 2017 and December 31, 2016, and the report thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance Bioenergy Plus, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alliance Bioenergy Plus, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any significant revenue, has recurring losses since inception and has a working capital deficiency of $3,325,275 at December 31, 2017 and may be unable to raise further equity. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2012.

Hackensack, NJ

April 17, 2018

Alliance BioEnergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$55,076	$49,680
Prepaid expenses	429,242	680,813
TOTAL CURRENT ASSETS	484,318	730,493

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $219,228 AND $133,771 AT DECEMBER 31, 2017 AND DECEMBER 31, 2016, RESPECTIVELY	177,304	254,761

Other assets
Security deposits	21,705	16,305
Capitalized fees	253,261	260,497
Investment in and advances to an unconsolidated affiliate	3,653,270	7,756,989
TOTAL OTHER ASSETS	3,928,236	8,033,791
TOTAL ASSETS	$4,589,858	$9,019,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$483,120	$341,688
Short term note payable – Related party	2,073,126	2,073,126
Short-term note payable – Other	96,570	96,570
Convertible debentures payable – Other, net of discount of $138,800 and $73,334	548,883	88,329
Interest payable – Related Party	192,606	68,929
Interest payable – Other	144,386	58,350
Derivative liabilities	234,754	914,000
Current liabilities of discontinued operations	36,148	36,148
TOTAL CURRENT LIABILITIES AND TOTAL LIABLITIES	3,809,593	3,677,140

STOCKHOLDER’S EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 97,540,888 shares issued and outstanding at December 31, 2017 and 71,707,493 shares issued and outstanding at December 31, 2016	97,541	71,707
Stock Subscription Receivable	-	(75,000)
Additional paid-in capital	36,767,654	31,167,713
Accumulated deficit	(36,084,930)	(25,822,515)
TOTAL STOCKHOLDER’S EQUITY	780,265	5,341,905

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,589,858	$9,019,045

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year Ended	For The Year Ended
	December 31, 2017	December 31, 2016
Revenue:
Sales	134,319	-
Cost of sales	-	-
Gross Revenue:	$134,319	$-

Operating expenses:
General and administrative	4,311,499	3,600,708
Research & development	736,750	698,793
Total operating expenses	5,048,249	4,299,501
Loss from operations:	(4,913,930)	(4,299,501)

Other (income) expense:
Equity loss in unconsolidated affiliates	194,688	159,118
Loss on impairment	4,069,995	3,207,701
Loss (gain) on extinguishment of debt	(675,524)	528,510
Change in fair value of embedded derivative liability	854,008	7,313
Interest expense – related party	123,737	59,892
Interest expense and prepayment penalties – other	779,181	1,215,709
Total other (income) expense	(5,346,085)	(5,178,243)
Loss from continuing operations:	(10,260,015)	(9,477,744)

Discontinued operations:
Loss from operations	2,400	3,125
Gain on disposal of subsidiary	-	(1,163,609)
Income (Loss) on discontinued operations:	(2,400)	1,160,484

Net loss:	(10,262,415)	(8,317,260)
Net loss attributable to non-controlling interest:	-	452,458
Net loss attributable to Company:	$(10,262,415)	$(8,769,718)

Basic and diluted net loss per share:
Continuing operations	(0.13)	(0.16)
Discontinued operations	-	(0.02)
Net loss per share:	$(0.13)	$(0.14)

Weighted average common shares outstanding:
Basic and Diluted	77,601,402	57,623,600

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Stock Subscription	Additional Paid -in	Accumulated	Non-controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	(Deficiency)
Balance as of January 1, 2015	41,084,279	$41,084	-	-	$(5,000)	$21,160,997	$(17,052,797)	$(452,458)	$3,691,826
Issuance of common stock for services	1,752,481	1,752	-	-	-	635,964	-	-	637,716
Issuance of common stock in connection with warrant conversion	11,043	11	-	-	-	4,802	-	-	4,813
Issuance of 4,496,648 warrants for services	-	-	-	-	-	1,188,632	-	-	1,188,632
Issuance of common stock for an acquisition (1)	10,240,094	10,240	-	-	-	3,481,387	-	-	3,491,627
Issuance of common stock and warrants for cash through PPM	14,671,136	14,672	-	-	(70,000)	3,134,333	-	-	3,079,005
Issuance of 2,747,057 options under employee, director plan	-	-	-	-	-	558,720	-	-	558,720
Issuance of common stock in connection with conversion of notes payable	3,948,460	3,948	-	-	-	996,352	-	-	1,000,300
Disgorgement of short swing stock profits	-	-	-	-	-	6,526	-	-	6,526
Net loss	-	-	-	-	-	-	(8,769,718)	452,458	(8,317,260)
Balance as of December 31, 2016	71,707,493	$71,707	-	-	$(75,000)	$31,167,713	$(25,822,515)	$-	$5,341,905
Issuance of common stock for services	3,086,032	3,086	-	-	5,000	524,829	-	-	532,915
Issuance of 1,620,000 warrants for services	-	-	-	-	-	163,165	-	-	163,165
Issuance of common stock and warrants for cash through PPM	4,687,500	4,688	-	-	70,000	932,813	-	-	1,007,501
Issuance of 12,739,973 warrants under anti-dilution agreement	-	-	-	-	-	652,388	-	-	652,388
Issuance of 34,940,605 options under the employee, director plan	-	-	-	-	-	1,464,297	-	-	1,464,297
Issuance of common stock in connection with conversion of notes payable	17,219,662	17,220	-	-	-	1,362,094	-	-	1,379,314
Issuance of common stock in connection with warrant conversion	1,340,201	1,340	-	-	-	499,855	-	-	501,195
Recission of common stock under employee, director plan	(500,000)	(500)	-	-	-	500	-	-	-
Net loss	-	-	-	-	-	-	(10,262,415)	-	(10,262,415)
Balance as of December 31, 2017	97,540,888	$97,541	-	-	$-	$36,767,654	$(36,084,930)	$-	$780,265

(1)	Stock issued in conjunction with the acquisition of the remaining 49% ownership of AMG Energy Group

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended	For The Year Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities
Net loss from continuing operations	(10,260,015)	(9,477,744)
Net income (loss) from discontinued operations	(2,400)	1,160,484
Net loss	$(10,262,415)	$(8,317,260)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	85,457	73,852
Amortization of non-cash compensation	328,800	584,567
Extinguishment of debt	(675,524)	528,510
Non-cash interest expense	-	783,536
Change in fair value of embedded derivative liability	854,008	7,313
Stock based compensation for services	359,291	568,799
Issuance of warrants for services	761,469	585,678
Stock based compensation awarded under employee, director plan	-	-
Issuance of options awarded under employee, director plan	1,464,297	558,720
Equity loss in an unconsolidated affiliates	194,688	159,118
Impairment of the license	4,069,995	3,207,701
Changes in operating assets and liabilities
Prepaid expenses	(3,286)	27,351
Accrued interest – other	779,180	10,891
Accounts payable and accrued liabilities	199,813	140,000
Net cash (used in) operating activities – continuing operations	(1,841,827)	(2,241,708)
Changes in discontinued operations assets and liabilities
Gain on disposal of subsidiary	-	(1,163,609)
Net cash (used in) operating activities – discontinued operations	(2,400)	(3,125))
Net cash (used in) operating activities	(1,844,227)	(2,244,833)

Cash flows from investing activities
Purchase of property and equipment	(8,000)	(18,037)
Security deposit	(5,400)	2,660
Capitalized fees	7,236	(58,476)
Investment in and advance to an unconsolidated affiliate	(160,964)	(131,719)
Net cash (used in) investing activities – continuing operations	(167,128)	(205,572)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(167,128)	(205,572)

Cash flows from financing activities
Proceeds from short-term note payable – related party	30,000	-
Proceeds from short-term note payable – other	-	-
Proceeds from warrant exercise	-	1,500
Proceeds from issuance of common stock	1,007,501	3,079,005
Proceeds from issuance of convertible debt	1,302,750	500,000
Repayment of convertible debt	(293,500)	(884,000)
Repayment of short-term note payable – related party	(30,000)	-
Repayment of short-term note payable – other	-	(265,000)
Payment of accrued interest	-	-
Disgorgement of short-swing stock profits	-	6,526
Net cash provided by financing activities – continuing operations	2,016,751	2,438,031
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	2,016,751	2,438,031

Net increase (decrease) in cash and cash equivalents	5,396	(12,374)

Cash and cash equivalent at beginning of the year	49,680	62,054
Cash and cash equivalent at end of the year	$55,076	$49,680

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$65,355	$512,046
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$1,379,314	$1,003,613
Common stock issued for future services	53,124	68,917
Warrants issued for future services	20,819	602,954
Common stock issued for an acquisition	-	3,491,627
Cashless warrant conversion	501,195	-
Common stock issued as inducement for convertible debt	120,500	-
Warrants issued as inducement for convertible debt	33,265	-

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

Plan of Operation

The Company is now developing and commercializing the licensed technology it controls through its unconsolidated affiliate Carbolosic, LLC. Through its wholly owned subsidiary, AMG Energy, the Company owns Ek Laboratories, Inc., and a 50% interest in Carbolosic (which includes certain licensing rights in North America and Africa). The Company has a strategy that includes the following:

(1)	mergers and acquisitions of existing businesses in the renewable energy and sustainable products industries;

(2)	sub-licensing patented technologies it controls through a master license with the University of Central Florida under affiliate Carbolosic; and

(3)	start-up activities focused on increasing the Company’s revenue stream, securing market share, and enhancing shareholder value.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue, has incurred losses since inception, has a working capital deficiency of $3,325,275 and may be unable to raise further equity. At December 31, 2017, the Company had incurred accumulated losses of $36,084,930 of which approximately $26,345,921 is non-cash, since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Through its private offerings, the Company raised $6,809,394 from inception through December 31, 2016 and an additional $1,007,500 in the year ended December 31, 2017.

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

The stock compensation issued for services during the year ended December 31, 2017, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the year ended December 31, 2017:

	01/01/17	02/18/17	03/31/17	04/01/17	05/03/17	06/02/17	06/30/17	07/01/17	08/01/17
Risk-free interest rate	1.93%	1.92%	1.93%	1.93%	1.86%	1.71%	1.89%	1.89%	1.80%
Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	140.36%	138.54%	137.11%	137.11%	137.74%	136.48%	140.06%	140.06%	139.54%
ALLM common stock fair value	$0.20	$0.16	$0.11	$0.11	$0.14	$0.17	$0.38	$0.38	$0.21

	08/11/17	09/01/17	9/15/17	09/30/17	10/01/17	11/01/17	12/01/17	12/29/17
Risk-free interest rate	1.78%	1.73%	1.81%	1.92%	1.92%	2.01%	2.13%	2.20%
Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	139.45%	135.96%	131.42%	129.30%	129.30%	127.24%	130.02%	157.26%
ALLM common stock fair value	$0.19	$0.17	$0.18	$0.19	$0.19	$0.15	$0.06	$0.02

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2017 and 2016, the amounts charged to research and development expenses were $736,750 and $698,793, respectively

Revenue Recognition

The Company follows FASB ASC 605 “Revenue Recognition” and recognizes revenue when it is realized or realizable and earned. The Company’s revenues will be derived principally from the sales of licensing agreements, royalties and eventually corporate owned plants. However, no sales have occurred through those revenue streams to date and the revenue recorded at December 31, 2017 was derived from a nonrefundable sale of an engineering package sold to a potential licensee partner. Similar packages will continue to be sold to future licensee partners, however they will not be the Company’s primary source of revenue. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

1.	persuasive evidence of an arrangement exists;
2.	the product has been shipped or the services have been rendered to the customer;
3.	the sales price is fixed or determinable; and,
4.	collectability is reasonably assured.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	December 31, 2016	December 31, 2017
Annual dividend yield	-	-
Expected life (years)	4.30	0.50 – 0.10
Risk-free interest rate	1.93%	1.04% - 0.98%
Expected volatility	24% - 163%	22% - 156%

	Fair Value Measurements at
	December 31, 2016
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			794,000
Embedded derivative liabilities – (Debenture)			120,000
Total			$914,000

	Fair Value Measurements at
	December 31, 2017
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			-
Embedded derivative liabilities – (Debenture)			234,754
Total			$234,754

For the year ended December 31, 2017, the Company recognized a loss of $854,008 on the change in fair value of its derivative liabilities. At December 31, 2017, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

Due to a lack of revenue from the Company’s core business, the Company recorded a non-cash impairment loss on its investment in Carbolosic of $4,069,995 and $3,207,701 at December 31, 2017 and December 31, 2016 respectively. The impairment loss was determined by using an income approach through a discounted future adjusted net cash flow method.

The following is a condensed balance sheet of the unconsolidated affiliate as of December 31, 2017 and December 31, 2016 and a comparative statement of operations for the years ending December 31, 2017 and 2016.

Condensed Balance Sheet of Non-Consolidated Affiliate

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$100	$199
TOTAL ASSETS	$100	$199

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$629,681	$406,474
Interest payable	56,679	31,309
Current notes payable	798,288	657,585
TOTAL CURRENT LIABILITIES	1,484,648	1,095,369

STOCKHOLDERS EQUITY
Accumulated deficit	(1,484,548)	(1,095,170)
TOTAL EQUITY	(1,484,548)	(1,095,170)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$100	$199

Condensed Statement of Operations of Non-Consolidated Affiliate

	For The Year Ended	For The Year Ended
	December 31, 2017	December 31, 2016

Revenues	$-	$-

Operating Expenses
Royalties	70,000	70,000
Legal fees	81,593	56,633
General and administrative	212,138	185,866
Total operating expenses	(363,731)	(312,519)

Other expenses
Interest expense	25,647	18,627
Total other expenses	(25,647)	(18,627)

Loss from operations	$(389,378)	$(331,147)

NOTE 5 – DEBT

Short Term Notes Payable—Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended and are coming due June 1, 2018. As of December 31, 2017, there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum. As of December 31, 2017, and December 31, 2016, the total interest accrued on the note was $16,146 and $12,596 respectively.

In July 2016, the Company issued six (6) short-term notes payable to related parties in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes have a value of $2,002,126 and accrue interest at a rate of six percent (6%) per annum. As of December 31, 2017, and December 31, 2016, the total interest accrued on the notes was $176,460 and $56,333 respectively. All of the notes were due on August 4, 2017 and are currently in default. However, the notes are held by related parties with the understanding that the notes are not to be paid until the Company begins generating profit.

In January and September 2017, the Company secured a $20,000 and $10,000 short-term bridge loan from a shareholder of the Company. These notes accrued interest at a rate of five percent (5%) per annum and were repaid within 30 days of issuance.

Short Term Notes Payable – Other

In July 2016, the Company issued a short-term note payable to a third party in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. The note has a principal balance of $96,570 and accrues interest at a rate of six percent (6%) per annum. As of December 31, 2017, and December 31, 2016, the total interest accrued on the note was $8,588 and $2,794 respectively. The note was due on August 4, 2017 and is currently in default..

Convertible Debt

On April 25, 2016, the Company entered into a 12-month convertible debenture with JMJ Financial with a principal balance of $555,556. The note carries a 10% one-time interest charge, a 10% original issue discount, and a 75% warrant coverage of the amount funded, totaling an aggregate value of $416,666. The note may only be paid up to 98% of the balance due within the first 180 days at a 30% premium. After 180 days, the note cannot be repaid without the holder’s consent. The note is convertible after 180 days at a 25% discount to the lowest trade price in the preceding 10 trading days. Per the warrant coverage feature, the Company issued the investor 1,388,886 warrants with a 5-year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. The warrant agreement also contains a down-round ratchet provision allowing the holder to increase its warrant count. The number of warrants to issue is calculated by dividing the aggregate value by the lower of $0.30 or the lowest trade price in the 10 preceding trading days. As of December 31, 2017, JMJ Financial has converted $466,080 into 3,670,000 shares of common stock. In addition, JMJ Financial has exercised its warrant agreement ratchet rights, resulting in 3,067,668 warrants outstanding. As of December 31, 2017, the holder had exercised warrants to purchase 11,043 of Company common stock and exercised its cashless conversion feature on the remaining warrants resulting in 1,340,201 shares of common stock issued. As of December 31, 2017, and December 31, 2016, these agreements were valued at $0 and $580,000 along with a total derivative liability of $20,000 and $334,000, respectively. This note is currently in default and is accruing compounding quarterly interest at a rate of eighteen percent (18%) per annum.

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

In February 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $165,000 due and payable on October 2, 2017. The note carries an 8% one-time interest charge, a $15,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 150,000 inducement shares to secure the note, and may have to provide additional shares on the note’s six-month anniversary if the Company’s share price declines. These inducement shares were valued at $27,000 and are being amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a 120% prepayment penalty of the then outstanding principal and interest due. In the year ended December 31, 2017, the full principal and interest balance of $178,200 was converted into 1,960,991 shares of common stock.

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

In April 2017, the Company entered into a convertible debenture with Auctus Fund, LLC with a principal balance of $117,750 due and payable on or before December 22, 2017. The note carries an original issue discount of $17,750, accrues interest at a rate of 12% per annum and is convertible into the Company’s common stock at a 50% discount on the lowest trading price during the twenty-five trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 90 days to a maximum of 135% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. The conversion feature of this debenture has been valued and as of December 31, 2017 carries a derivative liability of $36,283. In the year ended December 31, 2017, principal in the amount of $103,150 converted into 2,200,000 shares of common stock.

In April 2017, the Company entered into a convertible debenture with EMA Financial, LLC with a principal balance of $150,000 due and payable on or before March 15, 2018. The note carries an original issue discount of $28,000, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 35% discount on the lowest trading price during the 15 trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 90 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. The conversion feature of this debenture has been valued and as of December 31, 2017, carries a derivative liability of $49,946. In the year ended December 31, 2017, principal in the amount of $125,641 converted into 3,750,000 shares of common stock.

In May 2017, the Company entered into a convertible debenture with Crown Bridge Partners, LLC with a principal balance of $58,000 due and payable on or before May 4, 2018. The note carries an original issue discount of $9,500, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 40% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 135% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. The conversion feature of this debenture has been valued and as of December 31, 2017, carries a derivative liability of $33,525. In the year ended December 31, 2017, principal in the amount of $38,124 converted into 1,710,000 shares of common stock.

In May 2017, the Company entered into a convertible debenture with GS Capital Partners, LLC with a principal balance of $115,000 due and payable on or before May 9, 2018. The note carries an original issue discount of $5,750, accrues interest at a rate of 8% per annum and is convertible into the Company’s common stock at a 28% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 90 days to a maximum of 125% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. In the year ended December 31, 2017, the full principal and interest balance of $119,663 converted into 4,531,122 shares of common stock.

In June 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd with a principal balance of $53,000 due and payable on or before March 20, 2018. The note carries an original issue discount of $3,000, accrues interest at a rate of 8% per annum and is convertible into the Company’s common stock at a 39% discount on the average lowest three day trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 60 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. In the year ended December 31, 2017, the full principal and interest balance of $55,120 converted into 2,297,549 shares of common stock.

In July 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $110,000 due and payable on January 15, 2018. The note carries an 8% one-time interest charge, a $10,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 150,000 inducement shares to secure the note, and may have to provide additional shares on the note’s 6-month anniversary if the Company’s share price declines. These inducement shares were valued at $54,000 and are being amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a 120% prepayment penalty of the then outstanding principal and interest due. The conversion feature of this debenture has been valued and as of December 31, 2017, carries a derivative liability of $95,000.

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

In August 2017, the Company entered into a convertible debenture with Crown Bridge Partners, LLC with a principal balance of $58,000 due and payable on or before August 2, 2018. The note carries an original issue discount of $7,000, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 40% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 135% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days.

In November 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $143,000 due and payable on May 30, 2018. The note carries an 8% one-time interest charge, a $43,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 500,000 inducement shares to secure the note, and may have to provide additional shares on the note’s 6-month anniversary if the Company’s share price declines. These inducement shares were valued at $39,500 and are being amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a 120% prepayment penalty of the then outstanding principal and interest due.

In December 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $63,000 due and payable on or before September 30, 2018. The note carries an original issue discount of $3,000 and accrues interest at a rate of 8% per annum and is convertible into the Company’s common stock at a 39% discount on the average of the lowest three trading prices during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days

Derivative Liabilities

The embedded conversion features of the above convertible notes payable and warrants contain discounted conversion prices and should be recognized as derivative instruments. Such embedded conversion features should be bifurcated and accounted for at fair value. As of the year ended December 31, 2017 and the year ended December 31, 2016, the Company had a derivative liability balance of $234,754 and $914,000, respectively. The Company uses the Black-Scholes option-pricing model to calculate derivate liability.

Fair Value of Embedded Derivative Liabilities:

December 31, 2015	$-
Addition	1,275,547
Converted	(494,721)
Change in Fair Market Value	7,313
As of December 31, 2016	$914,000
Addition	656,119
Converted	(2,189,373)
Changes in fair value of derivative liabilities	854,008
As of December 31, 2017	$234,754

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 510 million, 500 million of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). December 31, 2017, the Company had 97,540,888 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In March 2016, the Company began a fifth round of financing wherein each unit consist of three million seven hundred seventeen thousand seven hundred eighty-five (3,717,785) shares of common stock and four million five hundred thousand (4,500,000) series F warrants for a period of five (5) years at an exercise price of $0.25 per share. Each warrant is convertible into one (1) share of common stock. Each unit also has an antidilution protection clause of no more than 10%. As of December 31, 2017 and December 31, 2016, zero units and 2 units have been sold respectively. In December 2017, an additional 12,739,976 warrants were issued as a result of the antidilution protection clause. Using a Black-Scholes asset-pricing model, these warrants were valued at $652,388.

In April 2016, the Company entered into a 12-month convertible debenture with JMJ Financial. To obtain the note, the Company issued the holder 1,388,886 warrants with a five year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. In the year ending December 31, 2016, JMJ Financial exercised its warrant agreement ratchet rights, thus rescinding 1,388,886 warrants and reissuing 3,067,668 warrants. SEE NOTE 5. There have been no ratchet right adjustments during the year ended December 31, 2017. As of December 31, 2017 and December 31, 2016, the holder had exercised all 3,056,625 and 11,043 warrants to acquire 1,340,201 and 11,043 shares of Company common stock respectively. JMJ Financial’s warrant agreement has been fully exercised.

In October 2016, the Company commenced a new offering of units valued at $0.20 per share. Each unit consist of one share of common stock and a five year Series E warrant convertible to one common share at an exercise price of $0.45. As of December 31, 2017, and December 31, 2016, the Company sold 4,687,500 and 2,200,050 units for aggregate proceeds of $1,007,500 and $390,010, respectively. The offering is ongoing.

In the year ended December 31, 2017, the Company issued an aggregate of 3,086,032 shares of its common stock for services valued at $532,915.

In the year ended December 31, 2017, the Company issued an aggregate of 1,620,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $152,585. These warrant agreements have terms of five years with exercise prices ranging from $0.35 to $2.00 per share.

In the year ended December 31, 2017, the Company issued options under its Employee & Directors Stock Option Plan to purchase an aggregate of 34,940,605 shares of common stock for a period of five years at an exercise price ranging from $0.03 - $0.16. Using a Black-Scholes asset-pricing model, these agreements were valued at $1,464,297. In addition, the Company rescinded 500,000 shares of common stock issued to a former employee under the Employee, Director Plan.

In the year ended December 31, 2017, principal and interest in the amount of $692,085 was converted into 17,219,662 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $687,229 was attributed to the beneficial conversion features.

NOTE 7 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2017 and 2016 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2017	December 31, 2016
Statutory federal income tax rate	-34%	-34%
State income tax, net of federal benefits	-6%	-6%
Valuation Allowance	40%	40%
Income tax provision (benefit)	0%	0%

The benefit for income tax is summarized as follows:

	Years Ended
	December 31, 2017	December 31, 2016
Federal
Current	$-	$-
Deferred	(3,489,221)	(2,981,704)
State
Current	-	-
Deferred	(615,745)	(526,183)
Change in valuation allowance	4,104,966	3,507,887
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2017 and 2016 are as follows:

	Years Ended
	December 31, 2017	December 31, 2016
Deferred tax asset
Net operating loss carryovers	$9,742,932	$10,329,006
Total deferred tax assets	9,742,932	10,329,006
Valuation Allowance	(9,742,932)	(10,329,006)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2017 and 2016, the Company had $36,084,930 and $25,822,515 of Federal net operating loss carryovers (“NOLs”) to offset taxable income, if any, in future years which begin to expire in 2033.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result, it has recorded no income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

The Company files U.S. Federal and Florida tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2012. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

EK Laboratories leases office and warehouse space in Longwood, FL, which serves as the Company’s research and demonstration facility. The lease period is for 36 months from February 1, 2015, through January 31, 2018. Annual rent commences at approximately $70,620 per annum and increases on a year-to-year basis by 5% over the prior year. The Company also has the right to purchase the property during the lease term. The lease was not renewed.

EK Laboratories leases office and warehouse space in Royal Palm Beach, FL, which serves as the Company’s research and demonstration facility. The lease period is for thirty-six (36) months from December 1, 2017 through January 31, 2020. Annual rent commences at approximately $32,400 per annum and increases on a year-to-year basis by three percent (3.0%) over the prior year.

Rent expense for the year ended December 31, 2017 and December 31, 2016 were $132,081 and $126,692 respectively.

As of December 31, 2017, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2018	63,586
2019	33,372
2020	34,373

TOTAL	$131,331

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Transactions

1)	Short-term notes payable and convertible notes issued to related parties are described in NOTE 5.

2)	In December 2017, EK Laboratories rented office and warehouse space from Royal Palm Dev I, LLC, a company owned by Joe Walsh who is a greater than 10% shareholder of the Company.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	December 31, 2017	December 31, 2016

Carrying amounts of major classes of assets included as part of discontinued operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$36,148	$36,148
Total liabilities of the discontinued operation	$36,148	$36,148

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	December 31,
	2017	2016
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	$-	$-
Selling, general and administrative	(2,400)	(3,125)
Gain on disposal of subsidiary	-	1,163,609
Income (loss) from discontinued operations	$(2,400)	$1,160,484

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

In January 2018, The Company commenced a new offering of units valued at $0.03 per share. Each unit consist of one share of common stock. Through the date of filing, the Company has sold 10,000,000 units for aggregate proceeds of $300,000.

From December 31, 2017 through the date of filing, the Company issued 2,080,600 shares of common stock for services valued at $91,141.

From December 31, 2017 through the date of filing, 80,000 warrants issued for services vested. Using a Black-Scholes asset pricing model, these warrants were valued at $2,034.

From December 31, 2017 through the date of filing, $223,075 of principal and interest on short-term convertible notes converted into 17,284,745 shares of common stock.

In January 2018, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $128,000 due and payable on or before October 20, 2018. The note accrues interest at a rate of twelve percent (8.0%) per annum and is convertible into the Company’s common stock at a 39% discount, after 180 days, in whole or in part at the option of the holder. The note also carried a prepayment penalty, adjusting every 30 days to a maximum of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

In February 2018, the Company entered into a convertible debenture with Crown Bridge Partners, LLC with a principal balance of $58,000 due and payable on or before February 2, 2019. The note carries an original issue discount of $7,000, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 40% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 135% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days.

In February 2018, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $165,000 due and payable on September 21, 2018. The note carries an 8% one-time interest charge, a $15,000 original issue discount and a 40% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 500,000 inducement shares to secure the note. These inducement shares were valued at $14,500 and are being amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a 120% prepayment penalty of the then outstanding principal and interest due.

In February 2018, the Company entered into a short term loan with Steven Sadaka, with a principal balance of $100,000 due and payable on May 1, 2018. The note does not accrue interest, however the Company provided 2,000,000 inducement shares to secure the note. These inducement shares were valued at $84,000 and are being amortized over the life of the note. If the note is not repaid at maturity, then an additional 5,000,000 shares of common stock will be due.

In March 2018, an aggregate of 1,687,702 Class A and Class B warrants expired.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 to a reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion. This conclusion resulted from the lack of separation of duties within the Company.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2017.

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

Name	Age	Position and Offices
Daniel de Liege	51	Chief Executive Officer, President and Chairman
Benjamin Slager	55	Chief Technology Officer and Director
George D. Bolton	68	Director
Charles F. Sills	73	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2017, the Company does not believe that all reports required to be filed were filed on a timely basis.

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

The following table sets forth the compensation paid by the Company to its officers and directors for the fiscal years ended December 31, 2017 and 2016. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to its named executive officers and directors.

Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plans	Non-Qualified Deferred Comp on Earnings	Other	Total

Daniel de Liege	2017	275,000	-	-	359,770	-	-	-	$634,770
(President / CEO)	2016	240,000	-	-	239,378	-	-	-	$479,348

Benjamin Slager	2017	55,000	-	-	586,158	-	-	-	$641,158
	2016	-	-	-	10,000	-	-	-	$10,000

George D. Bolton	2017	-	-	-	40,000	-	-	-	$40,000
	2016	-	-	-	40,000	-	-	-	$40,000

Charles F. Sills	2017	10,000	-	-	30,000	-	-	-	$40,000
	2016	18,333			45,641				$63,974

Outstanding Equity Awards at Fiscal Year End

In the years ended December 31, 2017 and December 31, 2016, the Company’s Chief Executive Officer received options to purchase up to 8,449,442 and 1,250,074 shares of company common stock, respectively, under the Company’s 2012 Employee Director Stock Plan at an exercise price of $0.03 per share and five-year terms. These awards were issued in accordance with the terms of the executive’s employment agreement. Using a Black-Scholes asset pricing model, these agreement were valued at $359,770 and 239,378 respectively.

In the years ended December 31, 2017 and December 31, 2016, the Company’s Chief Technology Officer received options to purchase up to 15,575,595 and 59,760 shares of company common stock, respectively, under the Company’s 2012 Employee Director Stock Plan at an exercise price of $0.03 per share and five-year terms. These awards were issued in accordance with the terms of the executive’s employment agreement. Using a Black-Scholes asset pricing model, these agreement were valued at $586,158 and $10,000 respectively.

In March 2015, the Company’s Board of Directors approved a resolution to compensate the board’s independent directors with cash or equity per quarter under the Company’s 2012 Employee, Director Stock Plan. During the fiscal years ended December 31, 2017 and December 31, 2016, the company issued to its current and former independent directors, option agreements to purchase an aggregate of 1,061,720 and 270,494 shares of common stock for a period of five (5) years at an exercise price of $0.03 valued at $70,000 and $60,000 respectively.

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

Name and Address	No of Shares (2)	% Owned (1)	Capacity
Daniel de Liege (3)	18,120,813	13.028%	Chief Executive Officer
400 N. Congress Ave., Suite 130			President and Director
West Palm Beach , FL 33401

Benjamin Slager (5)	15,635,355	10.781%	Chief Technology Officer
400 N. Congress Ave., Suite 130			Director
West Palm beach, FL 33401

Charles F. Sills	578,627	**	Director
400 N. Congress Ave., Suite 130
West Palm Beach, FL 33401

George D. Bolton	908,460	**	Director
400 N. Congress Ave., Suite 130
West Palm beach, FL 33401

All officers and directors as a group (four persons)

Joseph Walsh (4)	31,884,284	21. 877%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach, FL 33401

Anthony Santelli, II (7)	10,470,272	7.850%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach , FL 33401

Steven Sadaka (6)	11,380,683	8.580%	5% Holder
3474 Derby Ln
Weston, FL 33331

Dennis Lenaburg (8)	10,932,777	7.791%	5% Holder
400 N. Congress Ave., Suite 130
West Palm Beach , FL 33401

** less than one percent

(1)	This table is based upon 129,396,233 shares of common stock issued and outstanding and 87,349,161 warrants and options vested and exercisable as of the date of filing.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 7,421,297 shares and 9,699,516 fully vested and exercisable employee options owned by Daniel de Liege and an additional 1,000,000 shares owned by AFS Consulting, LLC the beneficial owner of which is Daniel de Liege.

(4)	Includes 4,838,821 shares and 12,457,690 fully vested and exercisable warrants owned by United States Regional Economic Development Authority, LLC and 3,717,785 shares and 10,869,988 fully vested and exercisable warrants owned by Carbolosic Energy 1, LLLP of which the beneficial owner is Joseph Walsh. Joseph Walsh is a former Director of the Company.

(5)	Includes 15,635,355 fully vested and exercisable employee options owned by Benjamin Slager. Benjamin Slager also has 1,00,000 additional employee options awarded and vesting over the next 2 years, unless the company enters into a merger or purchase agreement, at which time all shares shall vest immediately.

(6)	Includes 8,140,341 shares and 3,240,342 fully vested and exercisable warrants owned by Steven Sadaka.

(7)	Includes 2,760,136 shares and 260,136 fully vested and exercisable warrants owned by Anthony Santelli, II, 600,000 shares and 600,000 fully vested and exercisable warrants owned by AES Capital Partners, LP and 3,125,000 shares and 3,125,000 fully vested and exercisable warrants owned by The AES Capital Resource Fund, LP, the beneficial owner of which is Anthony Santelli, II.

(8)	Includes 10,932,777 fully vested and exercisable employee options owned by Dennis Lenaburg. Dennis Lenaburg also has 5,000,000 additional employee options awarded and vesting over the next 5 years, unless the company enters into a merger or purchase agreement, at which time all shares shall vest immediately.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent (5%) or more of the outstanding securities of any class of the issuer, other than as set forth above.

Changes in Control

The Company does not currently have any arrangements which if consummated may result in a change of control of the Company.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

1)	Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended. At December 31, 2017, there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum.

2)	In July 2016, AMG Renewables, a wholly-owned subsidiary of the Company entered into an agreement to acquire, by merger, the remaining 49% of AMG Energy which it did not previously own by agreeing to issue 8,700,000 shares of new Company common stock to the holders of AMG Energy Solutions. Prior to the completion of this transaction, Solutions owned 43% of AMG Energy Group and two other parties controlled 6% of AMG Energy Group. This transaction was completed September 19, 2016. Following the merger, the Company owns 100% of AMG Energy, which in turn owns 100% of EK Laboratories, Inc. and 50% of Carbolosic. At the same time, the Company acquired the remaining 6% of AMG Energy from the remaining two parties in exchange for issuance of an aggregate of 1,540,094 shares of Company common stock. In addition, the remaining balance owed under the original transaction was renegotiated at an aggregate principal balance of $2,098,696 bearing an interest rate of six percent (6%) per annum and maturing on July 20, 2017. These notes have been extended until the earlier of: (i) an additional 12 months; or (ii) the Company’s first recorded revenue.

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

Director Independence

The Company currently has two (2) independent directors within the meaning of Nasdaq Marketplace Rule 4200. Although there are only two (2) independent directors, due to the business and financial expertise of the CEO and CTO, the company feels that the current board can competently perform the functions that an independent Board of Directors would provide.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, Paritz & Co. P.A. for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2017 and review its interim financial statements for the first, second and third quarters of 2018 will be approximately $65,000. The aggregate fees billed by the Company’s auditors, Paritz & Co P.A., for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2016 and review its interim financial statements for the first, second and third quarters of 2016 were approximately $56,600.

Audit Related fees

During the past fiscal year, no fees were billed or incurred for assurance or related services by the Company’s auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During the past fiscal year, the Company incurred approximately $3,000 for tax preparation fees for the fiscal year ended December 31, 2016.

All Other Fees

During the past fiscal year, no other fees were billed or incurred for services by the Company’s auditors other than the fees noted above. The Company’s board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of its auditors.

The Board of Directors Preapproval Policies

The Company does not currently have a functioning audit committee and the Company’s entire board of directors handles the functions that would otherwise be handled by an audit committee. The company expects to designate an audit committee of its board of directors in the near future. Before an independent auditor is engaged by the Company to render audit or non-audit services, the Company’s board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Company’s board of directors regarding its engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, its board of directors is informed of each service provided, and such policies and procedures do not include delegation of its board of directors’ responsibilities under the Exchange Act to its management. The Company’s board of directors may delegate to one or more designated members of its board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If the board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2017, 100% of audit-related services, tax services and other services performed by the Company’s independent auditors were pre-approved by its board of directors.

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

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Paritz & Co. P. A., Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and December 31, 2016

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and December 31, 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016

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

Alliance BioEnergy Plus, Inc.
(Registrant)

By	/s/ Daniel de Liege
Daniel de Liege
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date	April 17, 2018

By	/s/ Daniel de Liege
Daniel de Liege
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Daniel de Liege
Daniel de Liege
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

Date	April 17, 2018

By	/s/ George D. Bolton
George D. Bolton
Director

Date	April 17, 2018

By	/s/ Charles F. Sills
Charles F. Sills
Director

Date	April 17, 2018

By	/s/ Benjamin Slager
Benjamin Slager
Director

Date	April 17, 2018

