Form 10-Q
period 2018-03-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2018-05-11
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2018

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

Common Stock $.001 par value

There were 130,749,566 shares of common stock outstanding as of May 11, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$63,985	$55,076
Prepaid expenses	337,364	429,242
TOTAL CURRENT ASSETS	401,349	484,318
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION OF $136,915 AND $219,228 AT MARCH 31, 2018 AND DECEMBER 31, 2017, RESPECTIVELY	176,200	177,304
Other assets
Security deposits	8,400	21,705
Capitalized costs	231,553	253,261
Investment in and advances to an unconsolidated affiliate	3,739,352	3,653,270
TOTAL OTHER ASSETS	3,979,305	3,928,236
TOTAL ASSETS	$4,556,854	$4,589,858

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$681,239	$483,120
Unearned revenue	60,000	-
Short term note payable – Related party	2,173,126	2,073,126
Short term note payable – Other	96,570	96,570
Convertible debentures payable – Other, net of discount of $127,313 and $138,800	519,163	548,883
Interest payable – Related party	223,102	192,606
Interest payable – Other	126,056	144,386
Derivative liabilities	20,000	234,754
Current liabilities of discontinued operations	36,148	36,148
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	3,935,404	3,809,593

STOCKHOLDER’S EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 129,396,233 shares issued and outstanding at March 31, 2018 and 97,540,888 shares issued and outstanding at December 31, 2017	129,396	97,541
Additional paid-in capital	37,857,626	36,767,654
Accumulated deficit	(37,365,572)	(36,084,930)
Total stockholder’s equity	621,450	780,265
TOTAL STOCKHOLDER’S EQUITY	$621,450	$780,265

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,556,854	$4,589,858

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:	$-	$-

Operating expenses:
General and administrative	623,387	618,454
Research and development	112,881	195,730
Total operating expenses	736,268	814,184
Loss from operations:	(736,268)	(814,184)

Other (income) expense:
Equity loss in an unconsolidated affiliate	19,353	49,101
Loss on extinguishment of debt	17,150	-
Change in fair value of derivative liabilities	207,931	(477,000)
Sale of an asset	(3,152)	-
Interest expense – related party	30,496	30,523
Interest expense and prepayment penalties – other	272,596	94,716
Total other income (expense)	(544,374)	302,660
Loss from continuing operations:	$(1,280,642)	$(511,524)

Discontinued operations:
Loss from discontinued operations	-	-
Income gain from discontinued operations:	$-	$-

Net loss:	$(1,280,642)	$(511,524)

Basic and diluted net loss per share:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	$-	$-
Net loss per share:	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted	121,592,310	72,151,042

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net loss from continuing operations	(1,280,642)	(511,524)
Net income (loss) from discontinued operations	-	-
Net loss	$(1,280,642)	$(511,524)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	8,325	18,809
Capitalized fees	21,708	-
Amortization of non-cash compensation	98,590	156,816
Extinguishment of debt	17,150	-
Change in fair value of derivative liabilities	207,931	(477,000)
Stock based compensation for services	90,791	28,016
Issuance of warrants for services	1,498	23,404
Issuance of options awarded under employee, director plan	20,000	30,000
Equity loss in an unconsolidated affiliate	19,353	49,101
Unearned revenue	60,000	-
Changes in operating assets and liabilities
Prepaid expenses	(6,712)	(14,855)
Accrued interest - other	182,810	94,716
Accounts payable and accrued liabilities	152,458	137,910
Net cash (used in) operating activities – continuing operations	(406,740)	(464,607)
Changes in discontinued operations assets and liabilities
Accounts payable and accrued liabilities	-	-
Net cash (used in) operating activities – discontinued operations	-	-
Net cash (used in) operating activities	(406,740)	(464,607)

Cash flows from investing activities
Purchase of property and equipment	(15,221)	(8,000)
Security deposits	13,305	-
Investment in and advances to an unconsolidated affiliate	(105,435)	(94,159)
Net cash (used in) investing activities – continuing operations	(107,351)	(102,159)
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	(107,351)	(102,159)

Cash flows from financing activities
Proceeds from issuance of common stock	300,000	102,500
Proceeds from issuance of convertible debt	326,000	417,000
Proceeds from sale of an asset	8,000	-
Proceeds from short-term note payable – related party	100,000	20,000
Repayment of convertible debt	(211,000)	-
Repayment of short-term note payable – related party	-	(20,000)
Net cash provided by financing activities – continuing operations	523,000	519,500
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	523,000	519,500

Net increase (decrease) in cash and cash equivalents	8,909	(47,266)

Cash and cash equivalent at beginning of the period	55,076	49,680
Cash and cash equivalent at end of the period	$63,985	$2,414

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$76,158	$-
Taxes	-	-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	611,038	-
Common stock issued as inducement for convertible debt	98,500	27,000
Warrants issued as inducement for convertible debt	-	33,265
Common stock issued for future services	-	83,334
Warrants issued for future services	-	11,702

See accompanying notes to financial statements

ALLIANCE BIOENERGY PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of Alliance Bioenergy Plus, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2017 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The consolidated financial statements as of and for the three months ended March 31, 2018 and 2017, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficiency of $3,534,055 and may be unable to raise further equity. At March 31, 2018, the Company had incurred accumulated losses of $37,365,572, of which approximately $26,895,464 is non-cash, since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Through its private offerings, the Company raised $7,816,894 from inception through December 31, 2017 and an additional $300,000 in the three months ended March 31, 2018.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The stock compensation issued for services during the three months ended March 31, 2018, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the three months ended March 31, 2018:

	01/02/18	02/01/18	03/01/18	03/29/18
Risk-free interest rate	2.25%	2.56%	2.58%	2.56%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%
Expected volatility	133.20%	141.65%	146.21%	147.73%
ALLM common stock fair value	$0.01	$0.02	$0.04	$0.03

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

Research and Development

The Company expenses all research and development costs as incurred. For the periods ended March 31, 2018 and 2017, the amounts charged to research and development expenses were $112,881 and $195,730, respectively

Revenue Recognition

The Company follows FASB ASC 605 “Revenue Recognition” and recognizes revenue when it is realized or realizable and earned. The Company’s revenues will be derived principally from the sales of licensing agreements, royalties and eventually corporate owned plants. However, no sales have occurred through those revenue streams to date. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	December 31, 2017	March 31, 2018
Annual dividend yield	-	-
Expected life (years)	0.50 – 0.10	0.10 – 0.30
Risk-free interest rate	1.04% - 0.98%	1.23% - 1.48%
Expected volatility	22% - 156%	21% - 163%

	Fair Value Measurements at December 31, 2017 Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Debenture)			234,754
Total			$234,754

	Fair Value Measurements at
	March 31, 2018
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Debenture)			20,000
Total			$20,000

For the three months ended March 31, 2018, the Company recognized a loss of $207,931 on the change in fair value of its derivative liabilities. At March 31, 2018, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

The following is a condensed balance sheet of the unconsolidated affiliate as of March 31, 2018 and December 31, 2017 and a comparative statement of operations for the three months ending March 31, 2018 and 2017.

Condensed Balance Sheet of Non-Consolidated Affiliate

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$75	$100
Prepaid royalties	35,000	-
TOTAL ASSETS	35,075	100

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$596,666	$629,681
Interest payable	63,930	56,679
Current notes payable	897,732	798,288
TOTAL CURRENT LIABILITIES	1,558,328	1,484,648

STOCKHOLDER’S EQUITY
Accumulated deficit	(1,523,253)	(1,484,548)
TOTAL EQUITY	(1,523,253)	(1,484,548)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$35,075	$100

Condensed Statement of Operations of Non-Consolidated Affiliates

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Revenues	$-	$-

Operating Expenses
Royalties	17,500	17,500
General and administrative	13,955	74,996
Total operating expenses	(31,455)	(92,496)

Other expenses
Interest expense	7,250	5,705
Total other expenses	(7,250)	(5,705)

Loss from operations	$(38,705)	$(98,201)

NOTE 5 – UNEARNED REVENUE

In March 2018, the Company received a $60,000 nonrefundable deposit for a 60-day extension for a license agreement. This payment is to be applied towards the license agreement balance, if and when that agreement is finalized, otherwise the deposit will be earned as a penalty upon the expiration of the 60-day extension.

NOTE 6 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which have since been extended and are coming due June 1, 2018. As of March 31, 2018, there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum. As of March 31, 2018, and December 31, 2017, the total interest accrued on the note was $17,021 and $16,146 respectively.

In July 2016, the Company issued six (6) short-term notes payable to related parties in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes have a value of $2,002,126 and accrue interest at a rate of six percent (6%) per annum. As of March 31, 2018, and December 31, 2017, the total interest accrued on the notes was $206,081 and $176,460 respectively. All of the notes were due on August 4, 2017 and are currently in default.

In February 2018, the Company entered into a short-term loan with Steven Sadaka, with a principal balance of $100,000 due and payable on May 1, 2018. The note does not accrue interest, however the Company provided 2,000,000 inducement shares to secure the note. These inducement shares were valued at $84,000 and are being amortized over the life of the note. If the note is not repaid at maturity, then an additional 5,000,000 shares of common stock will be due.

Short Term Notes Payable – Other

In July 2016, the Company issued a short-term note payable to a third party in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. The note has a principal balance of $96,570 and accrues interest at a rate of six percent (6%) per annum. As of March 31, 2018 and December 31, 2017, the total interest accrued on the note was $10,017 and $8,588 respectively. The note was due on August 4, 2017 and is currently in default.

Convertible Debt

On April 25, 2016, the Company entered into a 12-month convertible debenture with JMJ Financial with a principal balance of $555,556. The note carries a 10% one-time interest charge, a 10% original issue discount, and a 75% warrant coverage of the amount funded, totaling an aggregate value of $416,666. The note may only be paid up to 98% of the balance due within the first 180 days at a 30% premium. After 180 days, the note cannot be repaid without the holder’s consent. The note is convertible after 180 days at a 25% discount to the lowest trade price in the preceding 10 trading days. Per the warrant coverage feature, the Company issued the investor 1,388,886 warrants with a 5-year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. The warrant agreement also contains a down-round ratchet provision allowing the holder to increase its warrant count. The number of warrants to issue is calculated by dividing the aggregate value by the lower of $0.30 or the lowest trade price in the 10 preceding trading days. As of December 31, 2017, JMJ Financial has converted $466,080 into 3,670,000 shares of common stock. In addition, JMJ Financial has exercised its warrant agreement ratchet rights, resulting in 3,067,668 warrants outstanding. As of December 31, 2017, the holder had exercised warrants to purchase 11,043 of Company common stock and exercised its cashless conversion feature on the remaining warrants resulting in 1,340,201 shares of common stock issued. As of March 31, 2018, and December 31, 2017, the conversion feature of this debenture carries a derivative liability of $20,000 and $20,000 respectively. This note is currently in default and is accruing compounding quarterly interest at a rate of eighteen percent (18%) per annum. This note is currently under a lock up / trickle out agreement.

In April 2017, the Company entered into a convertible debenture with Auctus Fund, LLC with a principal balance of $117,750 due and payable on or before December 22, 2017. The note carries an original issue discount of $17,750, accrues interest at a rate of 12% per annum and is convertible into the Company’s common stock at a 50% discount on the lowest trading price during the twenty-five trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 90 days to a maximum of 135% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. In the year ended December 31, 2017, principal in the amount of $103,150 converted into 2,200,000 shares of common stock and in the three months ended March 31, 2018, the remaining principal and interest balance of $41,775 converted into 4,016,356 shares of common stock. This note has been fully converted.

In April 2017, the Company entered into a convertible debenture with EMA Financial, LLC with a principal balance of $150,000 due and payable on or before March 15, 2018. The note carries an original issue discount of $28,000, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 35% discount on the lowest trading price during the 15 trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting after 90 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. In the year ended December 31, 2017, principal in the amount of $125,641 converted into 3,750,000 shares of common stock and in the three months ended March 31, 2018, the remaining principal and interest balance of $35,962 converted into 3,706,178 shares of common stock. This note has been fully converted.

In May 2017, the Company entered into a convertible debenture with Crown Bridge Partners, LLC with a principal balance of $58,000 due and payable on or before May 4, 2018. The note carries an original issue discount of $9,500, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 40% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 135% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. In the year ended December 31, 2017, principal in the amount of $38,124 converted into 1,710,000 shares of common stock and in the three months ended March 31, 2018, the remaining principal and interest balance of $26,538 converted into 2,323,040 shares of common stock. This note has been fully converted.

In July 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $110,000 due and payable on January 15, 2018. The note carries an 8% one-time interest charge, a $10,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 150,000 inducement shares to secure the note, and may have to provide additional shares on the note’s 6-month anniversary if the Company’s share price declines. These inducement shares were valued at $54,000 and are being amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a 120% prepayment penalty of the then outstanding principal and interest due. In the three months ended March 31, 2018, the Company issued 2,040,600 shares of common stock due to a decline in the Company’s share price at the note’s 6-month anniversary date. Concurrently, the full principal and interest balance of $118,800 converted into 7,239,171 shares of common stock. This note has been fully converted.

In July 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $153,000 due and payable on or before April 30, 2018. The note carries an original issue discount of $3,000 and accrues interest at a rate of 8% per annum and is convertible into the Company’s common stock at a 39% discount on the average of the lowest three trading prices during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. In January 2018, the Company paid the debenture in full with a payment of $206,267, which represented a principal payment of $153,000 and $53,267 in interest and penalties.

In August 2017, the Company entered into a convertible debenture with Crown Bridge Partners, LLC with a principal balance of $58,000 due and payable on or before August 2, 2018. The note carries an original issue discount of $7,000, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 40% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 135% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. In January 2018, the Company paid the debenture in full with a payment of $80,890, which represented a principal payment of $58,000 and $22,890 in interest and penalties.

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

In December 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $63,000 due and payable on or before September 30, 2018. The note carries an original issue discount of $3,000 and accrues interest at a rate of 8% per annum and is convertible into the Company’s common stock at a 39% discount on the average of the lowest three trading prices during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days

In January 2018, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $128,000 due and payable on or before October 20, 2018. The note accrues interest at a rate of eight percent (8.0%) per annum and is convertible into the Company’s common stock at a 39% discount, after 180 days, in whole or in part at the option of the holder. The note also carried a prepayment penalty, adjusting every 30 days to a maximum of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days.

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

Derivative Liabilities

The embedded conversion features of the above convertible notes payable contain discounted conversion prices and should be recognized as derivative instruments. Such embedded conversion features should be bifurcated and accounted for at fair value. As of the three months ended March 31, 2018 and the year ended December 31, 2017, the Company had a derivative liability balance of $20,000 and $234,754, respectively. The Company uses the Black-Scholes option-pricing model to calculate derivate liability.

Fair Value of Embedded Derivative Liabilities:

December 31, 2016	$914,000
Addition	656,119
Converted	(2,189,373)
Change in fair value	854,008
As of December 31, 2017	$234,754
Addition	-
Converted	(422,685)
Changes in fair value	207,931
As of March 31, 2018	$20,000

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 510 million, 500 million of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of March 31, 2018, the Company had 129,396,233 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In January 2018, The Company commenced a new offering of units valued at $0.03 per share. Each unit consists of one share of common stock. Through the date of filing, the Company has sold 10,000,000 units for aggregate proceeds of $300,000.

In the three months ended March 31, 2018, the Company issued an aggregate of 2,070,600 shares of its common stock for services valued at $90,791.

In the three months ended March 31, 2018, the Company issued an aggregate of 2,500,000 shares of common stock valued at $98,500 as inducements to secure convertible debt notes.

In the three months ended March 31, 2018, principal and interest in the amount of $223,075 was converted into 17,284,745 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $387,963 was attributed to the beneficial conversion features.

In the three months ended March 31, 2018, the Company issued an aggregate of 60,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $1,498. These warrant agreements have terms of five years with exercise prices $0.25 per share.

In the three months ended March 31, 2018, the Company issued options under its Employee & Directors Stock Option Plan to purchase an aggregate of 604,942 shares of common stock for a period of five years at an exercise price ranging from $0.04. Using a Black-Scholes asset-pricing model, these agreements were valued at $20,000.

In the three months ended March 31, 2018, 168,184 options under the Employee & Director Stock Option Plan expired. In addition, 843,851 Class A and 843,851 Class B warrants also expired.

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

Rent expense for the three months ended March 31, 2018 and March 31, 2017 were $30,397 and $32,071 respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Transactions

1.	Short-term notes payable and convertible notes issued to related parties are described in NOTE 5.

2.	In December 2017, EK Laboratories rented office and warehouse space from Royal Palm Dev I, LLC, a company owned by Joe Walsh who is a greater than 10% shareholder of the Company.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	March 31, 2018	December 31, 2017
Carrying amounts of major classes of assets included as part of discontinued operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	36,148	36,148
Total liabilities of the discontinued operation	$36,148	$36,148

Below is a reconciliation of the net loss of the discontinued operations, which are presented separately on the statement of operations.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Major line items constituting pretax profit (loss) of discontinued operations
Revenue	-	-
Selling, general and administrative	-	-
Gain (Loss) from discontinued operations	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company identified the following subsequent events:

On April 18, 2018, the Board of Directors appointed Gerry David as the third independent board member.

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

The Company believes that its management and consultants have significant experience in the bio-fuels, renewable energy and chemical manufacturing industries. As of this date, the Company has not generated any revenues from its core business.

Capital Formation

In January 2018, The Company commenced a new offering of units valued at $0.03 per share. Each unit consists of one share of common stock. Through the date of filing, the Company has sold 10,000,000 units for aggregate proceeds of $300,000. The offering is ongoing.

From January 1, 2018 through the date of filing, the Company issued an aggregate of 2,090,600 shares of its common stock for services valued at $91,461.

From January 1, 2018 through the date of filing, the Company issued an aggregate of 100,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $2,542. These warrant agreements have terms of five years with exercise prices of $0.25 per share.

From January 1, 2018 through the date of filing, the Company issued options to its independent directors to purchase an aggregate of 704,942 shares of common stock for a period of five years at an exercise price of $0.04. Using a Black-Scholes asset-pricing model, these agreements were valued at $23,500. In addition, during this same period, 168,184 previously issued options issued to previous board members expired and concurrently, 500,000 options vested. Using a Black-Scholes asset-pricing model, these agreements were valued at $16,005.

From January 1, 2018 through the date of filing, principal and interest in the amount of $253,075 was converted into 18,618,078 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $401,296 was attributed to the beneficial conversion features.

From January 1, 2018 through the date of filing, a combined aggregate 1,687,702 Class A and Class B warrants expired.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At March 31, 2018, the Company had a working capital deficiency of $3,534,055 and had incurred accumulated losses of $37,365,572 of which approximately $26,895,464 is non-cash since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2017 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $7,816,894 through the year ended December 31, 2017, and an additional $300,000 through the date of filing.

Results of Operations

Comparison of the three month period ended March 31, 2018 to the three month period ended March 31, 2017.

For the three months ended March 31, 2018, the Company’s general and administrative expenses increased by approximately $4,933 to $623,387 from $618,454 in the three months ended March 31, 2017. This increase is primarily the result of a $99,274 payroll increase due to increased staffing, while simultaneously reducing professional fees by $81,102 and general office fees by $21,622. Of the $623,387 general and administrative expense, approximately 16% or $121,094 is non-cash equity compensation.

For the three months ended March 31, 2018, the Company’s research and development costs decreased by approximately $82,849 to $112,881 from $195,730. This decrease is primarily the result of refocusing the Company’s path to market from a full scale plant to a mobile bolt-on unit.

Interest expense increased in the three months ended March 31, 2018 by approximately $177,853 to $303,092 from $125,239 during the three months ended March 31, 2017. The increase was the result of additional short-term notes and also the conversion of notes along with the payment of notes with prepayment penalties.

For the three months ended March 31, 2018, the Company’s equity loss in its unconsolidated affiliate decreased $29,748 to $19,353 from $49,101 during the three months ended March 31, 2017.

For the three months ended March 31, 2018, the Company recognized a $684,931 change in its derivative liability expense to $207,931 from a gain of $477,000 at March 31, 2017. This change is the result of additional notes that were convertible during the three months ended March 31, 2018, which also resulted in a $17,150 increase in the Company’s loss on extinguishment of debt to $17,150 from $0 at March 31, 2017.

During the three months ended March 31, 2018, The Company recognized $3,152 in other income as a result of the sale of a vehicle owned by the Company.

Liquidity and Capital Resources

Liquidity

As of March 31, 2018, the Company had $63,985 in cash and total stockholder’s equity was $621,450. Total debt from continuing operations, including advances, accounts payable and other notes payable at March 31, 2018, together with interest payable thereon, was $3,899,256 an increase of $125,811 from $3,773,445 at December 31, 2017. This increase is primarily attributable to the addition of approximately $198,119 in payables, along with a new $100,000 related party note, while simultaneously reducing the Company’s derivative liability by $214,754.

During the three months ended March 31, 2018, the Company’s continuing operating activities used $406,740 in cash. This use can primarily be attributed to approximately $345,000 for payroll and $113,000 for research and development.

During the three months ended March 31, 2018, the Company’s investing activities used $107,351 in cash, which $105,435 was advanced to Carbolosic, LLC, for payment of the minimum annual royalty and patent legal fees. In addition, $15,221 was used to purchase additional laboratory equipment, while approximately $13,000 in security deposits were returned to the Company.

During the three months ended March 31, 2018, the Company generated $523,000 through its financing activities. This can primarily be attributed to the addition of an aggregate net amount of $426,000 in convertible debt and simultaneously raising $300,000 through its ongoing offerings. During this same time, the Company repaid $211,000 of its convertible debt.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. As of the date of filing, the Company has raised $300,000, in addition to $7,816,894 raised through December 31, 2017 for a total capital raise of $8,116,894 through its private placement offerings. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information set forth in Regulation S-X and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period. For further information, refer to the financial statements and footnotes thereto for the period ended December 31, 2017.

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

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2018 and 2017, the amounts charged to research and development expenses were $112,881 and $195,730 respectively

Recent Accounting Pronouncements

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018 to a reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion. This conclusion resulted from the lack of separation of duties within the Company.

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

As of March 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) the lack of a functioning audit committee; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (iii) a lack of expertise with US GAAP and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions; and (iv) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the three months ended March 31, 2018.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2018, through the date of filing which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
John D. Lane	01/01/18	Common Stock	10,000	Professional Services
Crown Bridge Partners, LLC	01/04/18	Common Stock	1,000,000	Convertible Debt Conversion
Auctus Fund	01/04/18	Common Stock	1,500,000	Convertible Debt Conversion
Lucas Hoppel	01/04/18	Common Stock	2,040,600	True Up shares under Debt note
EMA Financial	01/08/18	Common Stock	1,600,000	Convertible Debt Conversion
Vecchitto FLP Valori, LLC	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Steven Sadaka	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Richard Bindler Revocable Trust	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Anthony Santelli, II	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Lucas Hoppel	01/22/18	Common Stock	2,000,000	Convertible Debt Conversion
EMA Financial	01/25/18	Common Stock	2,106,178	Convertible Debt Conversion
Auctus Fund	01/31/18	Common Stock	1,800,000	Convertible Debt Conversion
John D. Lane	02/01/18	Common Stock	10,000	Professional Services
Lucas Hoppel	02/01/18	Common Stock	1,500,000	Convertible Debt Conversion
Lucas Hoppel	02/06/18	Common Stock	1,000,000	Convertible Debt Conversion
Auctus Fund	02/09/18	Common Stock	716,356	Convertible Debt Conversion
Lucas Hoppel	02/12/18	Common Stock	1,500,000	Convertible Debt Conversion
Lucas Hoppel	02/15/18	Common Stock	1,239,171	Convertible Debt Conversion
Lucas Hoppel	02/21/18	Common Stock	500,000	Inducement to Secure a Debt Note
Steven Sadaka	02/28/18	Common Stock	2,000,000	Inducement to Secure a Debt Note
John D. Lane	03/01/18	Common Stock	10,000	Professional Services
Crown Bridge partners, LLC	03/02/18	Common Stock	1,323,040	Convertible Debt Conversion
John D. Lane	04/01/18	Common Stock	10,000	Professional Services
JMJ Financial	04/24/18	Common Stock	1,333,333	Convertible Debt Conversion
John D. Lane	05/01/08	Common Stock	10,000	Professional Services

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

ALLIANCE BIOENERGY PLUS, INC.

Date: May 11, 2018	By:	/s/ Daniel de Liege
Daniel de Liege
Director, CEO, Acting CFO, President, Secretary and Treasurer
(Principal Executive Officer)

Date: May 11, 2018	By:	/s/ Daniel de Liege
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

