Form 10-Q
period 2018-06-30
ALLIANCE BIOENERGY PLUS, INC.
filed 2018-09-27
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2018

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

Common Stock $.001 par value

There were 148,710,899 shares of common stock outstanding as of September 24, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Alliance BioEnergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$3,398	$55,076
Prepaid expenses	273,034	429,242
TOTAL CURRENT ASSETS	$276,432	484,318
Other assets
Property and equipment, net of accumulated depreciation and amortization of $148,253 & $219,228 at June 30, 2018 & December 31, 2017, respectively	$166,780	177,304

Security deposits	$8,400	21,705
Capitalized costs	$209,845	253,261
Investment in and advances to unconsolidated affiliates	3,742,432	3,653,270
TOTAL OTHER ASSETS	$3,960,677	3,928,236
TOTAL ASSETS	$4,403,889	$4,589,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$692,509	$483,120
Short Term Note Payable - Related party	1,743,928	2,073,126
Short Term Note Payable - Other	96,570	96,570
Convertible Debentures Payable - Other, net of discount of $128,608 at June 30, 2018 and $138,800 at December31, 2017	478,392	548,883
Interest Payable - Related Party	179,470	192,606
Interest Payable - Other	155,420	144,386
Derivative liabilities	90,000	234,754
Current liabilities of discontinued operations	36,148	36,148
Unearned Revenue	60,000	-
TOTAL CURRENT LIABILITIES	$3,532,437	$3,809,593
Long term liabilities
Long term note payable - other	$554,198	$-
Long term interest payable	75,255	-
TOTAL LONG TERM LIABILITIES	$629,453	$-
TOTAL LIABILITIES	$4,161,890	$3,809,593
STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	$-	$-
Common stock; $0.001 par value; 500,000,000 shares authorized; 139,819,233 shares issued and outstanding at June 30, 2018 and 97,540.888 shares issued and outstanding at December 31, 2017	139,819	97,541
Additional paid-in capital	38,327,963	36,767,654
Accumulated deficit	(38,225,783)	(36,084,930)
Total stockholders’ equity	$241,999	$780,265
Non-Controlling Interest	-	-
TOTAL EQUITY	$241,999	$780,265

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,403,889	$4,589,858

See accompanying notes to financial statements

Alliance BioEnergy Plus, Inc

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-

Operating expense:
Research and Development	80,531	81,531	164,601	160,153
General and administrative	384,393	980,318	1,042,798	1,715,877
Total operating expenses	464,924	1,061,849	1,207,399	1,876,030

Loss from operations:	$(464,924)	$(1,061,849)	$(1,207,399)	$(1,876,030)

Other expense:

Impairment			-	-
Loss on extinguishment of debt	70,149	-	87,299	-
Equity loss in an unconsolidated affiliates	13,751	47,588	33,104	96,689
Change in fair value of embedded derivative liability	143,000	374,195	350,931	(102,805)
Interest expense - related party	5,029	30,835	35,524	61,358
Interest expense - other	163,142	108,966	426,596	203,684
Total other expense	395,071	(561,584)	(933,454)	(258,926)

Loss from continuing operations:	$(859,995)	$(1,623,433)	$(2,140,853)	$(2,134,956)

Discontinued operations:
Loss from operations	-	2,400		2,400
Loss on discontinued operations:	$-	$(2,400)	$-	$(2,400)
Loss before provisions for income taxes	$(859,995)	(1,625,833)	$(2,140,853)	(2,137,356)
Provisions for income taxes	-	-	-	-
Net Gain / (Loss):	(859,995)	(1,625,833)	(2,140,853)	(2,137,356)

Net Loss	$(859,995)	$(1,625,833)	$(2,140,853)	$(2,137,356)

Net loss per share:
Basic EPS	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Diluted EPS	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding
Basic	134,028,492	72,905,911	127,844,755	72,530,557

See accompanying notes to financial statements

Alliance Media Group Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net loss from continuing operations	$(2,140,853)	$(2,134,956)
Net loss from discontinued operations	$-	$(2,400)
Net Loss	$(2,140,853)	$(2,137,356)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	22,815	37,738
Non-cash compensation	159,707	242,217
Capitalized Costs	43,416	-
Extinguishment of debt	87,299	-
Noncash interest expense	186,119	92,741
Change in fair value of embedded derivative	350,931	(102,805)
Stock based compensation	272,604	313,401
Equity loss in unconsolidated affiliates	33,104	96,689
Changes in operating assets and liabilities
Prepaid expenses	(3,498)	(21,072)
Accrued interest - other	90,278	37,847
Accounts payable and accrued liabilities	209,390	329,166
Issuance of common stock for debt	(26,567)	-
Unearned Income	60,000	-
Net cash used in operating activities - continuing operations	(655,255)	(1,109,034)
Net cash used in operating activities - discontinued operations	-	(2,400)
Net cash used in operating activities	(655,255)	(1,111,434)

Cash flows from investing activities
Purchase of property and equipment	(12,291)	(8,000)
Security deposits	13,305	-
Investment in and advance to an unconsolidated affiliate	(122,266)	(118,627)
Net cash used in investing activities - continuing operations	(121,252)	(126,627)

Cash flows from financing activities
Proceeds from short-term note payable - related party	199,629	20,000
Proceeds from issuance of Convertible Debt	376,000	870,250
Net proceeds from issuance of common stock	400,200	672,501
Payment of short-term note payable - related party	-	(20,000)
Payment of Convertible Debt	(251,000)	-
Net cash provided by financing activities - continuing operations	724,829	1,542,751

Net (decrease) increase in cash and cash equivalents	(51,678)	304,690

Cash and cash equivalent at beginning of the period	55,076	49,680
Cash and cash equivalent at end of the period	$3,398	$354,370

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$8,209	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Cashless conversion of warrants	$-	$501,195
Warrants issued for future services	$-	$51,354
Common stock issued for future services	$-	$270,001
Rescinded common stock	$-	$500.00
Conversion of convertible debenture to common stock	$283,075	$-
Beneficial conversion	$457,852	$-

See accompanying notes to financial statements

ALLIANCE BIOENERGY PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company present the financial position, results of operations, and cash flows of Alliance Bioenergy Plus, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2017 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The unaudited consolidated financial statements as of and for the six months ended June 30, 2018 and 2017, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred losses since inception, has a working capital deficit of $3,256,005 and may be unable to raise further equity. At June 30, 2018, the Company had incurred accumulated losses of $38,225,783 of which approximately $25,222,460 is non-cash, since its inception. The Company expects to incur significant additional liabilities in connection with its start-up activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

Management believes that the Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will have the ability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company intends to raise additional capital, sell licenses to its CTS technology and continue constructing its full-scale demonstration facility and purchase an ethanol plant for production of cellulosic ethanol and other cellulosic bio-fuels, which, once operational, is expected to generate cash flow in amounts sufficient to cover the Company’s operating expenses and debt service.

Through its private offerings, the Company raised $7,816,894 from inception through December 31, 2017 and an additional $400,200  in the six months ended June 30, 2018.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates presented and reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include estimates of impairment assessment of identifiable intangible assets and valuation allowance for deferred tax assets. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

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

The stock compensation issued for services during the six months ended June 30, 2018, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the six months ended June 30, 2018:

	1/2/18	2/1/18	3/1/18	3/29/18	4/2/18	4/18/18	4/25/18	5/1/18	5/4/18	5/15/18	6/1/18
Risk-free interest rate	2.25%	2.56%	2.58%	2.56%	2.55%	2.73%	2.84%	2.82%	2.78%	2.92%	2.74%
Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	133.20%	141.65%	146.21%	147.73%	147.73%	150.31%	149.86%	149.69%	149.50%	149.64%	153.19%
ALLM common stock fair value	$0.022	$0.029	$0.050	$0.037	$0.035	$0.038	$0.032	$0.032	$0.028	$0.029	$0.076

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

Research and Development

The Company expenses all research and development costs as incurred. For the periods ended June 30, 2018 and 2017, the amounts charged to research and development expenses were $164,601 and $160,153  , respectively.

Revenue Recognition

The Company follows FASB ASC 606 “Revenue Recognition” and recognizes revenue when it is realized or realizable and earned. The Company’s revenues will be derived principally from the sales of licensing agreements, royalties and eventually corporate owned plants. However, no sales have occurred through those revenue streams to date. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	December 31, 2017	June 30, 2018
Annual dividend yield	-	-
Expected life (years)	0.50 – 0.10	0.10 – 0.37
Risk-free interest rate	1.04% - 0.98%	1.70% - 1.93%
Expected volatility	22% - 156%	173% - 198%

	Fair Value Measurements at
	December 31, 2017
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Debenture)			234,754
Total			$234,754

	Fair Value Measurements at
	June 30, 2018
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Debenture)			90,000
Total			$90,000

For the six months ended June 30, 2018, the Company recognized a loss of $350,931 on the change in fair value of its derivative liabilities. At June 30, 2018, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

The following is a unaudited condensed balance sheet of the unconsolidated affiliate as of June 30, 2018 and December 31, 2017 and a comparative statement of operations for the six months ending June 30, 2018 and 2017.

Condensed Balance Sheet of Non-Consolidated Affiliate

	(Unaudited)
	30-Jun-18	31-Dec-17
ASSETS
Current Assets
Cash and cash equivalents	$50	$100
Prepaid royalties	17,500	-
TOTAL ASSETS	$17,550	$100

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$593,539	$629,681
Interest payable	72,034	56,679
Current notes payable	902,732	798,288
TOTAL CURRENT LIABILITIES	$1,568,305	$1,484,648

STOCKHOLDER’S EQUITY
Accumulated deficit	$(1,550,755)	$(1,484,548)
TOTAL EQUITY	$(1,550,755)	$(1,484,548)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$17,550	$100

Unaudited Condensed Statement of Operations of Non-Consolidated Affiliates

	Six Months Ended	Six Months Ended
	30-Jun-18	30-Jun-17

Revenues	$-	$-

Operating Expenses
Royalties	35,000	35,000
General and administrative	15,852	146,506
Total operating expenses	(50,852)	(181,506)

Other expenses
Interest expense	15,355	12,011
Total other expenses	(15,355)	(12,011)

Loss from operations	$(66,207)	$(193,517)

NOTE 5 – UNEARNED REVENUE

In March 2018, the Company received a $60,000 nonrefundable deposit for a 60-day extension for a license agreement. This payment is to be applied towards the license agreement balance, if and when that agreement is finalized. As of June 30, 2018 the 60 day term has expired and the license agreement does not exist. However,  the Company is in negotiations with the party in the hopes that some deal can be put together when the party has the financing in place.

NOTE 6 – DEBT

Short Term Notes Payable - Related Parties

Throughout 2013, the Company issued unsecured short-term notes payable to various related parties, including officers and directors of the Company, with a term of one year, which had been extended through June 1, 2018. As of June 30, 2018, there was one consolidated note outstanding to Palm Beach Energy Solutions, LLC. The note has an outstanding principal balance of $71,000 and bears interest at a rate of 5% per annum. As of June 30, 2018, and December 31, 2017, the total interest accrued on the note was $17,921 and $16,146 respectively.   The note, although in default, was modified in the separation agreement with Daniel de Liege that it shall be repaid only out of the profits of the company.

In July 2016, the Company issued six (6) short-term notes payable to related parties in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes have a value of $2,002,126 and accrue interest at a rate of six percent (6%) per annum. As of June 30, 2018, and December 31, 2017, the total interest accrued on the notes was $236,524 and $176,460 respectively. All of the notes were due on August 4, 2017 and are currently in default. One of the notes is owed to Daniel de Liege and had a principal and interest balance outstanding as of June 30, 2018 of $483,198 and $57,348, respectively.Within the separation agreement, it has been agreed that it shall be repaid only out of the profits of the Company.

In February 2018, the Company entered into a short-term loan with Steven Sadaka, with a principal balance of $100,000 due and payable on May 1, 2018. The note does not accrue interest, however the Company provided 2,000,000 inducement shares to secure the note. These inducement shares were valued at $84,000 and are being amortized over the life of the note. The notes’ maturity date was been extended to 7/1/2018. The Company is renegotiating the terms of this note.

On May 15, 2018, the Company entered into a short term loan with Christopher Jemapete , with a principal balance of $50,000 due and payable on 5/6/19. The note carries an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note. These inducement shares were valued at $36,250 and are being amortized over the life of the note. Additionally, 1,000,000 warrants at $0.10 with a value of $24,449. This note is being restructured as its terms are usurious. As of June 30, 2018 accrued interest on this note is $315.

On May 15, 2018, the Company entered into a short term loan with Pamela Jemapete  , with a principal balance of $50,000 due and payable on 5/6/19. The note carries an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note. These inducement shares were valued at $36,250 and are being amortized over the life of the note. Additionally, 1,000,000 warrants at $0.10 with a value of $24,449. This note is being restructured as its terms are usurious. As of June 30, 2018 accrued interest on this note is $315.

On May 15, 2018, the Company entered into a short term loan with Steven Sadaka , with a principal balance of $25,000 due and payable on 5/10/19. The note carries an interest rate of 5% plus the company issued 625,000 inducement shares to secure the note. These inducement shares were valued at $18,125 and are being amortized over the life of the note. Additionally, 500,000 warrants at $0.10 with a value of $12,225. This note has been restructured. As of June 30, 2018 accrued interest on this note is $157. On July 20, 2018, both parties agreed to convert the note into an equity investment at 3 cents/share. Consequently, Steven Sadaka received 833,333 shares and this note has been cancelled, along with any interest that might have been due.

Short Term Notes Payable – Other

In July 2016, the Company issued a short-term note payable to a third party in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. The note has a principal balance of $96,570 and accrues interest at a rate of six percent (6%) per annum. As of June 30, 2018 and December 31, 2017, the total interest accrued on the note was $10,017 and $8,588 respectively. The note was due on August 4, 2017 and is currently in default.

Convertible Debt

On April 25, 2016, the Company entered into a 12-month convertible debenture with JMJ Financial with a principal balance of $555,556. The note carries a 10% one-time interest charge, a 10% original issue discount, and a 75% warrant coverage of the amount funded, totaling an aggregate value of $416,666. The note may only be paid up to 98% of the balance due within the first 180 days at a 30% premium. After 180 days, the note cannot be repaid without the holder’s consent. The note is convertible after 180 days at a 25% discount to the lowest trade price in the preceding 10 trading days. Per the warrant coverage feature, the Company issued the investor 1,388,886 warrants with a 5-year term and a cashless exercise price equal to the lesser of $0.30 per share or the lowest trade price in the 10 preceding trading days. The warrant agreement also contains a down-round ratchet provision allowing the holder to increase its warrant count. The number of warrants to issue is calculated by dividing the aggregate value by the lower of $0.30 or the lowest trade price in the 10 preceding trading days. As of December 31, 2017, JMJ Financial has converted $466,080 into 3,670,000 shares of common stock. In addition, JMJ Financial has exercised its warrant agreement ratchet rights, resulting in 3,067,668 warrants outstanding. As of December 31, 2017, the holder had exercised warrants to purchase 11,043 of Company common stock and exercised its cashless conversion feature on the remaining warrants resulting in 1,340,201 shares of common stock issued. As of June 30, 2018, and December 31, 2017, the conversion feature of this debenture carries a derivative liability of $40,000 and $20,000 respectively. On April 24, 2018 and May 24, 2018 the company repaid $30,000 and $30,000 against the principal of this note leaving a principal balance of $34,444 which continues to accrue interest. As of June 30, 2018 the accrued interest on this note is $56,184. This note is currently in default and is accruing compounding quarterly interest at a rate of eighteen percent (18%) per annum. This note is currently under a lock up / trickle out agreement.

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

In July 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $153,000 due and payable on or before April 30, 2018. The note carries an original issue discount of $3,000 and accrues interest at a rate of 8% per annum and is convertible into the Company’s common stock at a 39% discount on the average of the lowest three trading prices during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. In January 2018, the Company paid the debenture in full with a payment of $206,267, which represented a principal payment of $153,000 and $53,267 in interest and penalties.  There is a zero balance left on this note.

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

In November 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $143,000 due and payable on May 30, 2018. The note carries an 8% one-time interest charge, a $13,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 500,000 inducement shares to secure the note, and provided an additional 916,096 shares due to the Company’s share price decline. These inducement shares were valued at $39,500   and are being amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a 120% prepayment penalty of the then outstanding principal and interest due. In May 2018, the company made two principal payments totaling $40,000. The note went into default on June 1, 2018 and incurred a 40% penalty of the outstanding balance immediately prior to the default event. Now the balance due including default penalty is $160,216. The Company is in negotiation with Hoppel on this note.

In December 2017, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $63,000 due and payable on or before September 30, 2018. The note carries an original issue discount of $3,000 and accrues interest at a rate of 8% per annum and is convertible into the Company’s common stock at a 39% discount on the average of the lowest three trading prices during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 130% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. Power Up Lending Group, Ltd. has filed suit against the Company in the US District Court Eastern District of New York for breach of contract. The Company has filed a motion to dismiss. As of June 30, 2018 the principal balance owed was $63,000 and interest due was $3,543.

In January 2018, the Company entered into a convertible debenture with Power Up Lending Group, Ltd. with a principal balance of $128,000 due and payable on or before October 20, 2018. The note accrues interest at a rate of eight percent (8.0%) per annum and is convertible into the Company’s common stock at a 39% discount, after 180 days, in whole or in part at the option of the holder. The note also carried a prepayment penalty, adjusting every 30 days to a maximum of one hundred thirty percent (130%) of the then outstanding principal and interest balance due, if the note is paid back within the first one hundred eighty (180) days. Power Up Lending Group, Ltd. has filed suit against the Company in the US District Court Eastern District of New York for breach of contract. The Company has filed a motion to dismiss. As of June 30, 2018 the outstanding principal and interest were $128,000 and $4,797.

In February 2018, the Company entered into a convertible debenture with Crown Bridge Partners, LLC with a principal balance of $58,000 due and payable on or before February 2, 2019. The note carries an original issue discount of $7,000, accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a 40% discount on the lowest trading price during the ten trading days prior to conversion, after 180 days, in whole or in part at the option of the holder. The note also carries a prepayment penalty, adjusting every 30 days to a maximum of 135% of the then outstanding principal and interest balance due, if the note is paid back within the first 180 days. As of June 30, 2018 the accrued interest was $2,352. On July 31, 2018, reached a settlement agreement paying $25,000 to settle this debt in its entirety.

In February 2018, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $165,000 due and payable on September 21, 2018. The note carries an 8% one-time interest charge, a $15,000 original issue discount and a 40% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 500,000 inducement shares to secure the note. These inducement shares were valued at $14,500  and are being amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a 120% prepayment penalty of the then outstanding principal and interest due. The Note went into default on June 1, 2018, through a cross default provision with another Note to Hoppel, and incurred a 40% penalty of the outstanding balance immediately prior to the default event. Now the balance due, including default penalty, is $249,480. The Company is in negotiation with Hoppel on this note.

In April 2018, the Company entered into a convertible note with JMJ Financial, with a principal balance of $55,556 due and payable on 4/16/20. The note carries a one-time interest charge of 12% or $6,667, original issue discount, and is convertible into the company’s stock on October 13, 2018. The note also contains a prepayment penalty within 90 days of 120% or 140% between days 91-180 outstanding.

Derivative Liabilities

The embedded conversion features of the above convertible notes payable contain discounted conversion prices and should be recognized as derivative instruments. Such embedded conversion features should be bifurcated and accounted for at fair value. As of the six months ended June 30, 2018 and the year ended December 31, 2017, the Company had a derivative liability balance of $90,000 and $234,754, respectively. The Company uses the Black-Scholes option-pricing model to calculate derivate liability.

Fair Value of Embedded Derivative Liabilities:

December 31, 2016	$914,000
Addition	656,119
Converted	(2,189,373)
Change in fair value	854,008
As of December 31, 2017	$234,754
Addition	63,000
Converted	(558,685)
Changes in fair value	350,931
As of June 30, 2018	$90,000

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 510 million, 500 million of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of June 30, 2018, the Company had 139,819,233   shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In January 2018, The Company commenced a new offering of units valued at $0.03 per share. Each unit consists of one share of common stock. In the six months ended June 30, 2018, the Company has sold 13,340,000 units for aggregate proceeds of $400,200.

In the six months ended June 30, 2018, the Company issued an aggregate of 60,000 shares of its common stock for services valued at $2,435.

In the six months ended June 30, 2018, the Company issued an aggregate of 5,625,000 shares of common stock valued at $189,125 as inducements to secure debt notes.

In the six months ended June 30, 2018, the Company issued an aggregate of 2,956,696 true up shares related to inducements to secure debt notes. These were valued at $116,353 at the time of issuance.

In the six months ended June 30, 2018, principal and interest in the amount of $283,075 was converted into 20,046,649  shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $457,582 was attributed to the beneficial conversion features.

In the six months ended June 30, 2018, the Company issued an aggregate of 110,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $3,194. These warrant agreements have terms of five years with exercise prices $0.25 per share.

In the six months ended June 30, 2018, the Company issued options under its Employee & Directors Stock Option Plan to purchase an aggregate of 2,304,942 shares of common stock for a period of five years at an exercise price ranging from $0.03 to $0.05. Using a Black-Scholes asset-pricing model, these agreements were valued at $70,925.

In the six months ended June 30, 2018, 168,184 options under the Employee & Director Stock Option Plan expired. In addition, 1,230,101 Class A and 1,230,101 Class B warrants also expired. Moreover, 1,050,000 other warrants expired.

In the separation agreement made with the ex-CEO Daniel de Liege, 250,000 Employee Stock Options were cancelled. Additionally, 1,000,000 Employee Stock Options were cancelled from a former employee in accord with the rules of the Employee Stock Option Plan.

On June 1, 2018, 250,000 shares were issued to Daniel de Liege in accord with his separation agreement that had a value of $18,575 on that date.

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

EK Laboratories leases office and warehouse space in Royal Palm Beach, FL, which serves as the Company’s research and demonstration facility. The lease period is for thirty-six (36) months from December 1, 2017 through December 30, 2020  . Annual rent commences at approximately $32,400 per annum and increases on a year-to-year basis by three percent (3.0%) over the prior year.

Rent expense for the six months ended June 30, 2018 and June 30, 2017 were $50,952 and $64,162 respectively.   For the three months ended June 30, 2018 and June 30, 2017 rent expense was $20,555 and $32,091.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Transactions

1.	Short-term notes payable and convertible notes issued to related parties are described in NOTE 6.

2.	In December 2017, EK Laboratories rented office and warehouse space from Royal Palm Dev I, LLC, a company owned by a shareholder with greater than 10% ownership of the Company. Rent payments for this lease began in January 2018 and are $2,700 per month.

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

Below is a reconciliation of the total assets and liabilities of the discontinued operations, which are presented separately on the balance sheet.

	June 30, 2018	December 31, 2017
Carrying amounts of major classes of assets included as part of discontinued operations
Prepaid expenses	-	-
Total assets of the discontinued operation	$-	$-

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	36,148	36,148
Total liabilities of the discontinued operation	$36,148	$36,148

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company identified the following subsequent events:

The Company has been sued by Porter, Levay and Rose, Inc . for the outstanding principal of $84,994 and interest accrued. On August 16, 2018 the Company agreed to settle this debt for $30,000. This amount will be made in three payments: $15,000 on September 15, 2018, $7,500 on October 15, 2018 and $7,500 on November 15, 2018.

On July 6, 2018, the Company cancelled 9,338,737 stock options that were issued in lieu of salary accrued for in 2017.

On July 18, 2018, the Company’s former Controller, who was terminated for cause is suing the Company for $2,694,577. The Company is in process of providing a response to this complaint.

On July 20,2018 625,000 inducement shares were cancelled.

On August 23, 2018 150,000 shares of common stock were issued to a board member for services.

On September 18, 2018 the Company cancelled 12,739,976 warrants issued to related parties in 2017.

Subsequent to June 30, 2018 the Company has issued 9,366,666 of its common stock for $281,000.

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

Capital Formation

In January 2018, the Company commenced a new offering of units valued at $0.03 per share. Each unit consists of one share of common stock. Through the date of filing, the Company has sold 22,706,666 units for aggregate proceeds of $681,200. The offering is ongoing.

From January 1, 2018 through the date of filing, the Company issued an aggregate of 60,000 shares of its common stock for services valued at $2,435.

From January 1, 2018 through the date of filing, the Company issued an aggregate of 110,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $3,194. These warrant agreements have terms of five years with exercise prices of $0.25 per share.

From January 1, 2018 through the date of filing, the Company issued options to its independent directors to purchase an aggregate of 11,404,942 shares of common stock for a period of five years at exercise prices between $0.03 and $0.05, mostly at $0.05. Using a Black-Scholes asset-pricing model, these agreements were valued at $494,315. In addition, during this same period, 168,184 previously issued options issued to previous board members expired and 781,098 were cancelled.

From January 1, 2018, through the date of filing, the Company issued options to its managers and employees to purchase 11,200,000 shares of common stock for a period of five years at the exercise price of $0.05, of which 3,000,000 are unvested. Using a Black-Scholes asset-pricing mode, these options were valued at $474,081. Another 1,500,000 options vested that were previously issued. In addition, during this same period, 42,253,422 previously issued options to management and employees were cancelled, and 12,839,976 warrants were cancelled.

From January 1, 2018, through the date of filing, the Company issued 250,000 shares to Daniel de Liege in accord with his separation agreement.

From January 1, 2018 through the date of filing, principal and interest in the amount of $283,075 was converted into 20,046,649 shares of common stock. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was greater than the conversion price, and therefore a total value of $457,582 was attributed to the beneficial conversion features.

From January 1, 2018 through the date of filing, a combined aggregate 3,510,202 Class A and Class B and other warrants expired. Also, 168,184 options under the Employee & Director Stock Option Plan expired.

On August, 23,2018, The Company issued 150,000 shares to Charles Sills, a Director, in lieu of $5,100 of compensation.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further equity. At June 30, 2018, the Company had a working capital deficit of $3,256,005 and had incurred accumulated losses of $38,225,783 of which approximately $25,222,460 is non-cash since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the period ended December 31, 2017 contains an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. Furthermore, these financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Through its private offerings, the Company raised $7,816,894 through the year ended December 31, 2017, and an additional $681,200 through the date of filing.

During this quarter the company has gone through a restructuring of its executive management. Effective June 1, 2018 the company entered into a separation agreement removing Daniel di Liege as its CEO. Ben Slager, the Company’s President, at the request of the Board of Directors, became the acting CEO upon the separation with Mr. di Liege. On July 9, 2018 the Board of directors ratified the decision for Mr. Slager to be officially appointed as the Company’s CEO.

Additionally, Dennis Lenaburg, the Company’s Controller was terminated with cause on June 15, 2018.

Results of Operations

Comparison of the three and six month periods ended June 30, 2018 to June 30, 2017

For the three months ended June 30, 2018, the Company’s general and administrative expenses decreased by approximately $595,925 to $384,393 from $980,318 in the three months ended June 30, 2017. This decrease is primarily the result of the decrease in payroll, bonus and professional fees.

During the six months ended June 30, 2018, the Company’s general and administrative expenses decreased by approximately $673,079 to $1,042,798 from $1,715,877 in the six months ended June 30, 2017. This decrease is primarily the result of a decline in payroll bonus expense.

Interest expense increased in the three months ended June 30, 2018 by approximately $28,370 to $168,171 from $139,801 during the three months ended June 30, 2017. See NOTE 6.

During the six months ended June 30, 2018, the Company’s interest expense increased by approximately $197,078 to $462,120 from $265,042. The increase was the result of the Increased debt. See NOTE 6.

For the three months ended June 30, 2018, the Company’s equity loss in its unconsolidated affiliate decreased $33,837 to $13,751 from $47,588 during the three months ended June 30, 2017. This is due to a reduction in payroll and professional fees.

During the six months ended June 30, 2018, the Company’s equity loss in its unconsolidated affiliate decreased by $63,585 to $33,104 from $96,689 during the six months ended June 30, 2017. This is due to a reduction in payroll and professional fees.

Research and development (R&D) expenses for the three months ended June 30, 2018 were $80,531 as opposed to $81,531 for the three months ended June 30, 2017. For the six months ended June 30, 2018, the Company expensed $164,601 compared with $160,153 expensed during the six months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity

As of June 30, 2018, the Company had $3,398 in cash and total stockholders’ equity was $241,999. Total debt from continuing operations, including advances, accounts payable and other notes payable at June 30, 2018, together with interest payable thereon, was $4,161,890 an increase of $352,297 from $3,773,445 at December 31, 2017. This increase is attributable to the addition of approximately $631,556 in convertible debt.

During the six months ended June 30, 2018, the Company’s continuing operating activities used $655,255 in cash. This use can be attributed to payroll, professional and legal fees.

During the six months ended June 30, 2018 the Company’s investing activities used $121,252 in cash, which $122,266 was advanced to Carbolosic, LLC for payment of the minimum annual royalty and patent legal fees.

During the six months ended June 30, 2018, the Company generated $724,829 through its financing activities. This can primarily be attributed to the addition of an aggregate net amount of $575,629 in convertible debt and simultaneously raising $400,200 through its ongoing offerings.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. As of the date of filing, the Company has raised $681,200, in addition to $7,816,894 raised through December 31, 2017 for a total capital raise of $8,398,894 through its private placement offerings. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018 to a reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion. This conclusion resulted from the lack of separation of duties within the Company.

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

As of June 30, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) the lack of a functioning audit committee; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (iii) a lack of expertise with US GAAP and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions; and (iv) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the three months ended June 30, 2018.

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

Remediation Plan

Management is sensitive to the issues presented. As such, the Board of Directors created an Audit Committee of independent board members on May 11, 2018. The Audit Committee will provide better oversight and governance while assessing the Company’s internal controls over financial reporting. Additionally, the Company’s Controller, Dennis Lenaburg was terminated for cause on June 15, 2018 and the Company has secured an independent consultant to address the deficiencies noted above.

(c) Reclassification of Prior Period Financial Statements

There have been not reclassifications of items previously reported.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, the following suits have been filed against the company.

The Company has been sued by Porter, Levay and Rose, Inc. for the outstanding principal of $84,994 and interest accrued. On August 16, 2018 the Company agreed to settle this debt for $30,000. This amount will be made in three payments: $15,000 on September 15, 2018, $7,500 on October 15, 2018 and $7,500 on November 15, 2018.

On July 18, 2018, Dennis Lenaburg, the Company’s former Controller, who was terminated for cause, sued the Company for $2,694,577 in the Circuit Court of Palm Beach County, Florida. The Company is in process of providing a response to this complaint and cannot determine any impact at this time.

Power Up Lending Group, Ltd. has filed suit against the Company in the US District Court Eastern District of New York for breach of contract. The Company has filed a motion to dismiss. As of June 30, 2018 the Company had two loans with Power Up Lending Group. The combined principal and interest owed at June 30, 2018 was outstanding principal and interest were $191,000 and $7,435.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2018, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	What to Issue	Amount of Securities Sold	Consideration
John D. Lane	01/01/18	Common Stock	10,000	Professional Services
Crown Bridge Partners, LLC	01/04/18	Common Stock	1,000,000	Convertible Debt Conversion
Auctus Fund	01/04/18	Common Stock	1,500,000	Convertible Debt Conversion
Lucas Hoppel	01/04/18	Common Stock	2,040,600	True Up shares under Debt note
EMA Financial	01/08/18	Common Stock	1,600,000	Convertible Debt Conversion
Vecchitto FLP Valori, LLC	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Steven Sadaka	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Richard Bindler Revocable Trust	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Anthony Santelli, II	01/09/18	Common Stock	2,500,000	Purchased @ $0.03 per share
Lucas Hoppel	01/22/18	Common Stock	2,000,000	Convertible Debt Conversion
EMA Financial	01/25/18	Common Stock	2,106,178	Convertible Debt Conversion
Auctus Fund	01/31/18	Common Stock	1,800,000	Convertible Debt Conversion
John D. Lane	02/01/18	Common Stock	10,000	Professional Services
Lucas Hoppel	02/01/18	Common Stock	1,500,000	Convertible Debt Conversion
Lucas Hoppel	02/06/18	Common Stock	1,000,000	Convertible Debt Conversion
Auctus Fund	02/09/18	Common Stock	716,356	Convertible Debt Conversion
Lucas Hoppel	02/12/18	Common Stock	1,500,000	Convertible Debt Conversion
Lucas Hoppel	02/15/18	Common Stock	1,239,171	Convertible Debt Conversion
Lucas Hoppel	02/21/18	Common Stock	500,000	Inducement to Secure a Debt Note
Steven Sadaka	02/28/18	Common Stock	2,000,000	Inducement to Secure a Debt Note
John D. Lane	03/01/18	Common Stock	10,000	Professional Services
Crown Bridge partners, LLC	03/02/18	Common Stock	1,323,040	Convertible Debt Conversion
John D. Lane	04/01/18	Common Stock	10,000	Professional Services
JMJ Financial	04/24/18	Common Stock	1,333,333	Convertible Debt Conversion
John D. Lane	05/01/08	Common Stock	10,000	Professional Services
AES Capital Resource Fund, LP	05/04/18	Common Stock	833,333	Purchased at $0.03 per share
Chris Jemapete	05/15/18	Common Stock	1,250,000	Inducement to Secure a Debt Note
Pamela Jemapete	05/15/18	Common Stock	1,250,000	Inducement to Secure a Debt Note
Steven Sadaka	05/15/18	Common Stock	625,000	Inducement to Secure a Debt Note
Lucas Hoppel	05/18/18	Common Stock	916,096	True Up shares under Debt Note
JMJ Financial	05/24/18	Common Stock	1,428,571	Convertible Debt Conversion
Daniel de Liege	06/01/18	Common Stock	250,000	Separation Agreement
John D Lane	06/01/18	Common Stock	10,000	Professional Services
Gerry David	06/18/18	Common Stock	1,666,667	Purchased at $0.03 per share
Anthony Selvaggio	06/19/18	Common Stock	840,000	Purchased at $0.03 per share
AES Capital Resource Fund, LP	07/18/18	Common Stock	333,333	Purchased at $0.03 per share
Steven Sadaka	07/20/18	Common Stock	833,333	Purchased at $0.03 per share
Arthur H. Lehrhoff	07/24/18	Common Stock	100,000	Purchased at $0.03 per share
Bindler Investment Group	07/24/18	Common Stock	600,000	Purchased at $0.03 per share
Daniel Lehrhoff and Patti Lehrhoff Trust	07/24/18	Common Stock	100,000	Purchased at $0.03 per share
David Duckler	07/24/18	Common Stock	100,000	Purchased at $0.03 per share
Diane Singer Kahan	07/24/18	Common Stock	100,000	Purchased at $0.03 per share
Jamie Lehrhoff	07/24/18	Common Stock	200,000	Purchased at $0.03 per share
Jordan Sadaka	07/24/18	Common Stock	500,000	Purchased at $0.03 per share
Matthew & Casey Shore	07/24/18	Common Stock	1,000,000	Purchased at $0.03 per share
Megan Kantor	07/24/18	Common Stock	500,000	Purchased at $0.03 per share
Michael Hochman	07/24/18	Common Stock	100,000	Purchased at $0.03 per share
Randy Abeles	07/24/18	Common Stock	100,000	Purchased at $0.03 per share
Steven Sadaka	07/24/18	Common Stock	1,000,000	Purchased at $0.03 per share
Vecchitto FLP Valori, LLC	07/24/18	Common Stock	1,000,000	Purchased at $0.03 per share
Kenneth M. Berman	07/25/18	Common Stock	100,000	Purchased at $0.03 per share
Russel L. Miron Revocable Trust d 2/13/2012	07/26/18	Common Stock	100,000	Purchased at $0.03 per share
Bryan l. Schwartz Revokable Trust	07/27/18	Common Stock	100,000	Purchased at $0.03 per share
Steven Sadaka	09/14/18	Common Stock	1,250,000	Purchased at $0.03 per share
Richard Bindler Revocable Trust	09/14/18	Common Stock	1,250,000	Purchased at $0.03 per share

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

ALLIANCE BIOENERGY PLUS, INC.

Date: September 27, 2018	By:	/s/ Benjamin Slager
Benjamin Slager
Director, CEO and President (Principal Executive Officer)

Date: September 27, 2018	By:	/s/ Benjamin Slager
Benjamin Slager
Director, CEO and President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

