Form 10-Q/A
period 2018-06-30
ALLIANCE BIOENERGY PLUS, INC.
filed 2018-10-01
CIK 1549145

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

Explanatory Note

The purpose of this Amendment #1 to the Form 10-Q Quarterly Report filed on September 27, 2018 is to revise certain disclosures in Note 6 to the Financial Statements related to two notes in favor of Christopher Jemapete and Pamela Jemapete, respectively. In all other respects, the Form 10-Q Quarterly Report filed on September 27, 2018 is unchanged.

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

On May 15, 2018, the Company entered into a short term loan with Christopher Jemapete, with a principal balance of $50,000 due and payable on 5/6/19. The note carries an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note as well as 1,000,000 warrants at $0.10 with a 5-year expiration. These inducement shares were valued at $36,250 and are being amortized over the life of the note; the warrants had a value of $24,449. On August 25, 2018, this note was restructured to remove the warrants. As of June 30, 2018 accrued interest on this note is $315.

On May 15, 2018, the Company entered into a short term loan with Pamela Jemapete, with a principal balance of $50,000 due and payable on 5/6/19. The note carries an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note as well as 1,000,000 warrants at $0.10 with a 5-year expiration. These inducement shares were valued at $36,250 and are being amortized over the life of the note; the warrants had a value of $24,449. On August 25, 2018, this note was restructured to remove the warrants. As of June 30, 2018 accrued interest on this note is $315.

On May 15, 2018, the Company entered into a short term loan with Steven Sadaka, with a principal balance of $25,000 due and payable on 5/10/19. The note carries an interest rate of 5% plus the company issued 625,000 inducement shares to secure the note. These inducement shares were valued at $18,125 and are being amortized over the life of the note. Additionally, 500,000 warrants at $0.10 with a value of $12,225. This note has been restructured. As of June 30, 2018 accrued interest on this note is $157. On July 20, 2018, both parties agreed to convert the note into an equity investment at 3 cents/share. Consequently, Steven Sadaka received 833,333 shares and this note has been cancelled, along with any interest that might have been due.

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

ALLIANCE BIOENERGY PLUS, INC.

Date: September 28, 2018	By:	/s/ Benjamin Slager
Benjamin Slager
Director, CEO and President (Principal Executive Officer)

Date: September 28, 2018	By:	/s/ Benjamin Slager
Benjamin Slager
Director, CEO and President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

