Form 10-K
period 2020-12-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2021-04-06
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2020

ALLIANCE BIOENERGY PLUS, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	45-4944960
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 607-3555

n/a
Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock par value $0.001	ALLM	Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Emerging Growth Company [ ]
Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (March 31, 2021): 272,251,066

Documents incorporated by reference: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements regarding future events and the future results of Alliance BioEnergy Plus, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

ITEM 1. BUSINESS

Background

Business Overview

Alliance Bioenergy Plus, Inc., was incorporated in Nevada on March 28, 2012, as Alliance Media Group Holdings, Inc. Since December 2013, Alliance Bioenergy Plus, Inc dba Blue Biofuels (the “Company”) has been a technology company focused on emerging technologies in the renewable energy, biofuels, and bioplastics technology sectors. For a number of years, the Company attempted to commercialize a technology it had licensed, through a partially owned subsidiary, that converted cellulosic materials into sugars for use in the biofuels industry. That technology proved to be inefficient and not economic.

In January 2018, the Company’s technology experts developed a technology system it calls Cellulose-to-Sugar or CTS 2.0, and a process patent application was filed. The patent is still pending but with notice of allowance granted. The same patent was filed in all major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The Company is working on filing additional patents.

CTS 2.0 is a mechanical/chemical dry process for converting cellulose material into sugar for use in the biofuels industry. The 100% owned CTS 2.0 system can convert virtually any cellulosic material – like grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp or King Grass, and the cellulosic portion of municipal solid waste – into sugars and subsequently into biofuels and bioplastics. CTS 2.0 has a near zero carbon footprint, recycles the water and catalyst, and uses no enzymes, expensive chemicals, or strong acids.

At commercial scale, management expects to be able to produce ethanol at a lower cost than any competitor due to the fact that the CTS 2.0 process is uncomplicated and efficient, and that it uses low cost feedstock as compared to corn. The ethanol industry is highly competitive with over 200 ethanol plants in the United States alone. Currently, the vast majority use corn as the feedstock. Their profitability depends highly on the fluctuations between the price of corn and the price of ethanol. The Company plans on using King Grass as its initial feedstock, which is significantly less expensive per dry ton than corn.

The perceived value of the new technology made it worthwhile to financially restructure the company through the Chapter 11 Bankruptcy process. Beginning in 2015 (while the Company was still under the control of prior management) the Company obtained working capital loans through the issuance of a series of short-term, high-interest “toxic” notes to fund expenses. In late 2017, after the prior licensed technology proved to be noneconomic, the Company found itself with insufficient available cash to repay the toxic loans that then were then coming due. As a result, the lenders converted their notes into equity at 35-50% rolling discounts to the market price, thereby driving the stock price from $.20 cents to $.03 per share. At this time, certain major shareholders invested additional amounts in the Company in an effort to prevent further decline in the stock price. In January 2018, these major shareholders also paid off what they were led to believe was the remaining toxic debt that was not yet eligible to be converted into equity. In April 2018, the Company’s Form 10-K for the year ended December 31, 2017 was filed revealing recent events that the then Company management not only incurred more toxic debt in late 2017 and early 2018, but that $612,556.00 of such debt required approximately $1.0 million cash to retire. Following these disclosures, new directors were appointed who proceeded to remove prior management. In June, 2018, the Company took actions to prevent further conversions of toxic debt, which resulted in the toxic debt lenders commencing breach of note/collection actions in New York and California, with the Company seeking to dismiss those claims on grounds of usury. In the meantime, in March, 2018, an engineering firm (Process Engineering Associates, LLC) that had done work on the non-economically viable older technology, obtained a default final judgment against the Company entered by a Tennessee state court in the principal amount of $134,318.26 plus statutory post-judgment interest, which final judgment was subsequently domesticated in Florida. In July 2018, the Company’s former controller sued the Company in Florida state court for several million dollars for various claims arising from the Company’s termination of his employment contract. Finally, at around the same time, various other creditors had sued, threatened to sue, or were demanding a payment plan from the Debtor. Between the judgments and lawsuits, as of October, 2018, the Debtor had four legal proceedings pending against it in four separate courts throughout the country with no available cash to fund the defense of these actions after its bank accounts were frozen by the Process Engineering garnishment in or around September, 2018.

As a result, the Company’s new board and management determined that a chapter 11 bankruptcy filing was its only plausible alternative to save the company as a going concern for the benefit of creditors and stockholders. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. Management fought, eliminated, and restructured millions in debts and disputed debts, and exited Chapter 11 on September 18, 2019, while keeping all classes, including the shareholders, unimpaired. The above mentioned debts were either voided, renegotiated down and paid off, or renegotiated to be paid out of future revenues ($1,820,630) or renegotiated to be paid out of future profits ($917,502). These are reflected on the Company’s financial statements. A complete copy of the Plan of Reorganization is filed as Exhibit 2(a). Having paid all debts that needed to be paid, the bankruptcy case was closed on October 25, 2019.

The Company’s goal is to further develop and commercialize its 100% owned CTS 2.0 technology that was discovered and developed in house. In July 2020, the Company began testing a 4th generation prototype to further optimize various parameters towards the engineering of a commercial size reactor. The 4th generation has 30 times the capacity as the 3rd generation. It is in the process of being upgraded to handle higher volumes of feedstock. The Company expects to build a 5th generation semi-commercial scale system in 2021 that should be of sufficient size – at least a ton of sugar per day production rate – to prove the commercial viability of the technology. Due to its mechanical nature and modularity, it is anticipated that one plant would have multiple modular CTS systems. After the system is commercially ready, the Company will either form a joint venture with an ethanol producer or acquire an existing ethanol plant and retrofit it with the CTS 2.0 technology to more rapidly achieve revenue.

The biofuels industry is highly regulated. Any new plant that is built would require various government permits.

The Company has a strategy that includes using its low-cost high-purity lignin co-product to produce biodegradable bioplastics. The plastics industry is highly competitive. The Company would need various government permits before commercializing products in this space, and it is too preliminary to discuss more details.

The Company has also licensed the Vertimass Process to convert ethanol (from the CTS 2.0 process) into bio-jet fuel. There is no up-front or annual fee until we are converting ethanol into bio-jet fuel. Since we are not yet producing ethanol on a commercial scale, it is too preliminary to discuss details.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has not generated any material revenues from its business.

Description of the Company’s Securities

The Company is currently authorized to issue 500,000,000 Shares of Common Stock par value $0.001 and 10,000,000 shares of Preferred Stock par value $0.001. Each share of Company Common Stock is entitled to one (1) vote per share.

Employees

The company currently employs four full-time employees, five part-time employee and six consultants. The Company is in the process of hiring additional employees to more rapidly commercialize its technology.

ITEM 1A. RISK FACTORS

Not required as the Company is a “smaller reporting company.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Offices

The Company maintains its corporate office at 3710 Buckeye Street, Suite 120, Palm Beach Gardens 33410. The Company’s telephone number is 888-607-3555. On August 30, 2019, the Company signed a lease for a period of twenty-four (24) months from November 1, 2019 through October 31, 2021. In December 2020, this lease was extended for twelve (12) months. Annual rent commenced at approximately $84,100 per annum and increases on a year-to-year basis by three percent (3%) over the base year. In addition, the Company is obligated to pay an amount equal to 10.41% of the operating expenses of the building together with sales tax on all amounts. This office space includes the Company’s research and demonstration facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, there are no material claims or suits whose outcomes could have a material effect on the Company’s financial statements.

On June 21, 2018, Power Up Lending Group Ltd., sued both the Company and four of its managers, ex-managers, and directors of the Company in the United States District Court for the Eastern District of New York. The case was dropped against the Company and the claim discharged by the bankruptcy court upon Plan Confirmation on September 18, 2019. Power Up has continued a tort case against the individuals. The D&O insurance has agreed to cover the CEO Ben Slager, CFO Anthony Santelli, as well as ex-Controller Dennis Lenaburg, in this case. Management believes the Complaint is frivolous and has filed a motion to dismiss which is pending before the Court as of the date of this filing.

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

On November 13, 2018, the Company filed a Form 15, suspending its duty to file reports under sections 13 and 15(d) of the Securities Exchange Act. The Company has subsequently traded on the Pink Sheets. On January 5, 2021, the Company filed a Form 10 Registration Statement to become fully reporting again.

Options and Warrants

In November 2015, the Company began a third round of financing wherein each unit sold consists of one (1) share of common stock, one (1) series C Warrant for a period of three (3) years convertible to .5 common share at an exercise price of $0.45 and one (1) series D Warrant for a period of three (3) years convertible to .5 common share at an exercise price of $0.65. Through this offering the Company has sold 1,460,898 units. 605,449 series C and 555,449 series D were repriced as part of a later financing to $0.05 per share and a five (5) year term. All other warrants from this financing have expired.

In January 2016, the Company began a fourth round of financing wherein each unit consist of one (1) share of common stock and one (1) series E warrant for a period of five (5) years convertible into one (1) share of common stock at an exercise price of $0.45 per share. Through this offering the Company has sold 4,535,517 units.

In March 2016, the Company began a fifth round of financing wherein each unit consist of three million seven hundred seventeen thousand seven hundred eighty-five (3,717,785) shares of common stock and four million five hundred thousand (4,500,000) series F warrants for a period of five (5) years at an exercise price of $0.25 per share. Each warrant is convertible into one (1) share of common stock. All these warrants have expired.

In October 2016, the Company began a sixth round of financing wherein each unit consist of one (1) share of common stock and one (1) series E warrant for a period of five (5) years convertible into one (1) share of common stock at an exercise price of $0.45 per share. Through this offering the Company sold 6,887,550 units. 4,666,667 series E warrants were repriced as part of a later financing to $0.05 per share.

In March 2020, the Company issued units to a single individual consisting of one (1) share of common stock at a price of $0.05 per share, one (1) warrant to purchase common stock at a price of $0.05 per share for four (4) months, one (1) warrant to purchase common stock at the closing price not to exceed a price of $0.10 per share for eight (8) months, and one (1) warrant to purchase common stock at the closing price not to exceed a price of $0.15 per share for a period of twelve (12) months. 5,000,000 units were sold. As of the date of this filing, the first set of warrants have been exercised, 1,639,344 of the second set were exercised, and all 5,000,000 of the third set have been exercised. No warrants remain to be exercised.

In November 2020, the Company began another round of financing wherein each unit consists of one (1) share of common stock and one (1) warrant to purchase common stock at a price of $0.15 per share for two (2) years. The Company sold 7,843,332 units. This financing was closed on January 5, 2021.

Subsequent financings, and some earlier financing not reported here, have not contained warrants attached to them, or if they have all such warrants have expired or been exercised. At various times over the years, warrants have been issued for services, as parts of contracts, or in settlement agreements.

As of the date of filing, not including expired or exercised warrants, the Company has issued warrants to purchase an aggregate of 34,290,861 shares of common stock. The exercise prices associated with these agreements range from $0.005 to $2.00 and terms range from four months to ten (10) years.

In March 2015, the Company’s Board of Directors approved a resolution to compensate the board’s independent directors with cash, equity or options per quarter under the Company’s 2012 Employee, Director Stock Plan. That was rescinded via a Board Resolution dated July 6, 2018, whereby all quarterly board compensation shall be in cash unless authorized by a future Board Resolution. A Board Resolution dated September 21. 2020, changed board compensation, starting in Q4 2020, to be only in equity.

As of the date of filing, the company has issued option agreements to its independent directors, employees, and consultants, to purchase an aggregate of 46,437,099 shares of common stock which 12,167,099 have vested and 33,270,000 have not yet vested. The exercise prices range from $0.042 to $0.45 and terms range from five (5) to ten (10) years.

Other than the foregoing agreements, none of the Company’s shares of Common Stock are subject to outstanding options or warrants.

Holders

As of the date of filing, there were 272,251,066 shares of common stock outstanding and approximately 350 stockholders of record.

Transfer Agent and Registrar

The Company’s transfer agent is ClearTrust, LLC., 16540 Pointe Village Dr., Suite 205, Lutz, FL 33558, Phone: 813-235-4490.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently, as of the date of filing, fully earned and vested option agreements in place to purchase an aggregate of 12,167,099 shares of common stock under the Company’s 2012 Employee, Director Stock Plan and there are additional agreements vesting over the next 5 years, or conditional upon events, to purchase an additional 34,270,000 shares of common stock.

Plan Category	Maximum number of securities reserved under equity compensation plan	Exercise price of outstanding options, warrants, and rights	Number of securities to be issued upon exercise of outstanding options, warrant, and rights

Equity compensation plans approved by security holders	52,421,854	$0.042 - $0.45	43,937,099
Equity compensation plans not approved by security holders	0	n/a	n/a
Total	52,421,854		43,937,099

The Plan provides that awards may be granted to officers, employees, consultants, or directors of the Company and its affiliates (“Eligible Persons”). The Plan permits the board of directors of the Company to grant three types of awards (“Awards”) to Eligible Persons: (a) a stock appreciation right (“Stock Appreciation Right”); (b) a stock option (“Stock Option”); and (c) a stock award (“Stock Award”).

Stock Options may be granted alone or in addition to other Awards granted under the Plan and may be of two types: (a) incentive Stock Options; and (b) non-qualified Stock Options. The exercise price per share under a Stock Option is determined by the administrator of the Plan (which is either the entire board or a designated committee comprised solely of independent directors); provided, however, that such exercise price is not less than the fair market value per Purchaser Share on the date the Stock Option is granted, subject to certain exceptions. The term of each Stock Option is fixed by the administrator of the Plan and no incentive Stock Option may be exercisable more than 10 years after the date such incentive Stock Option is granted. The Plan provides that other terms and conditions may be attached to a particular Stock Option, such terms and conditions to be referred to in an option agreement.

In the event an option holder ceases to be an Eligible Person other than by reason of death, disability or cause, the option holder may exercise any Stock Option granted to him or her to the extent that such Stock Option is exercisable on the date of such termination. In the event an option holder ceases to be an Eligible Person by reason of death or disability, the option holder or his or her representative, as applicable, may exercise any Stock Option granted to him or her to the extent that such Stock Option is exercisable on the date of such death or disability. All outstanding and unexercised Stock Options of an option holder will be cancelled in the event that such person ceases to be an Eligible Person by reason of cause.

Stock Appreciation Rights may be granted either on a stand-alone basis or in conjunction with all or part of any Stock Option granted under the Plan. Stock Appreciation Rights granted on a stand-alone basis may be exercisable only at such time or times and to such extent as determined by the administrator of the Plan. Stock Appreciation Rights granted in conjunction with all or part of any Stock Option may be exercisable only at the time or times and to the extent that the Stock Options to which they relate are exercisable. Upon the exercise of a Stock Appreciation Right, a holder will be entitled to receive an amount in cash, Purchaser Shares or both, which in the aggregate is equal in value to the difference in the fair market value of the Purchaser Shares at the date of exercise less the fair market value of the Purchaser Shares at the date of grant.

Stock Awards may be directly issued under the Plan, subject to such terms, conditions, performance requirements, restrictions, forfeiture provisions, contingencies and limitations as the administrator of the Plan may determine.

Subject to adjustment as provided in the Plan, the aggregate number of shares of common stock which may be delivered under the Plan shall not exceed a number equal to 15% of the total number of shares of common stock outstanding. The maximum number of shares of common stock which may be delivered under the Plan shall automatically increase by a number sufficient to cause the number of shares of common stock covered by the Plan to equal 15% of the total number of shares of common stock then outstanding, assuming for this purpose the conversion into common stock of all outstanding securities that are convertible by their terms (directly or indirectly) into common stock. The exercise price per share of common stock purchasable under a Stock Option shall be determined by the administrator of the Plan; provided, however, that the exercise price per share shall be not less than the Fair Market Value (as defined in the Plan) per share on the date the Stock Option is granted, or if the Stock Option is intended to qualify as an Incentive Stock Option and is granted to an individual who is a Ten Percent Holder (as defined in the Plan), not less than 110% of such Fair Market Value per share. The term of each Stock Option shall be fixed by the administrator of the Plan, but no Incentive Stock Option shall be exercisable more than 10 years (or five years in the case of an individual who is a Ten Percent Holder) after the date the Incentive Stock Option is granted.

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company from January 1, 2020 through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Steven Dunkle Revocable Trust	01/09/20	Common Stock	500,000	Purchased @ $0.05 per share
Robert S. King	01/20/20	Common Stock	105,352	Professional Services
CHARLES F. SILLS	01/20/20	Common Stock	600,000	Conversion of Back Director’s Fees
Chris J Kneppers	03/10/20	Common Stock	5,000,000	Purchased @ $0.05 per share
Edmund Burke	05/28/20	Common Stock	1,538,462	Purchased @ $0.065 per share
Andrew Cullen	06/01/20	Common Stock	320,000	Purchased @ $0.07 per share
Jozef Kneppers	06/26/20	Common Stock	1,666,667	Purchased @ $0.09 per share
Chris J Kneppers	07/10/20	Common Stock	5,000,000	Exercise of Warrants @ $0.05 per share
Peter Cohen	07/24/20	Common Stock	277,778	Cashless Exercise of Options
Chris Jemapete	08/06/20	Common Stock	1,000,000	Convertible Debenture
Jay Taylor	11/09/20	Common Stock	27,778	Professional Services
Chris J Kneppers	11/12/20	Common Stock	1,639,344	Exercise of Warrants @ $0.061 per share
Barrel House Investments, LLC	11/16/20	Common Stock	666,667	Purchased @ $0.075 per share
Mark Cox	12/28/20	Common Stock	333,333	Purchased @ $0.075 per share
John Romanowich	12/28/20	Common Stock	200,000	Purchased @ $0.075 per share
Tau Holdings Ltd.	12/31/20	Common Stock	3,333,333	Purchased @ $0.075 per share

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Mark Cox	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Dave Vanchina	01/05/21	Common Stock	200,000	Purchased @ $0.075 per share
Pamela McKenna	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Michael Bozek	01/05/21	Common Stock	135,000	Purchased @ $0.075 per share
Sean Edmund Burke	01/05/21	Common Stock	133,334	Purchased @ $0.075 per share
Jeffrey Howard	01/05/21	Common Stock	200,000	Purchased @ $0.075 per share
Brian Joseph Burke	01/05/21	Common Stock	275,000	Purchased @ $0.075 per share
Alexander C Shepard	01/05/21	Common Stock	400,000	Purchased @ $0.075 per share
Edmund Burke	01/05/21	Common Stock	266,666	Purchased @ $0.075 per share
Conner Thomas Burke	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Kevin Owen Burke	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Vestech Securities, Inc.	01/05/21	Common Stock	10,500	Professional Services

Bret Williams	01/05/21	Common Stock	59,500	Professional Services
Tom Camerlengo	01/11/21	Common Stock	200,000	Exercise of Options
Radall Brodsky	01/11/21	Common Stock	333,333	Exercise of Warrants
John Lucken	01/11/21	Common Stock	333,334	Exercise of Warrants
Mary Lucken	01/11/21	Common Stock	166,667	Exercise of Warrants
The Loyalty American Companies, Inc.	01/13/21	Common Stock	333,333	Exercise of Warrants
Annie Bindler	01/13/21	Common Stock	50,000	Convertible Debenture
Zachary Bindler	01/13/21	Common Stock	50,000	Convertible Debenture
SLMJ Rocky Opportunity Trust	01/15/21	Common Stock	480,000	Convertible Debenture
Annie Bindler	01/20/21	Common Stock	100,000	Exercise of Warrants
Zachary Bindler	01/20/21	Common Stock	100,000	Exercise of Warrants
John Allen James	01/20/21	Common Stock	200,000	Purchased @ $0.25 per share
Randall Brodsky	01/20/21	Common Stock	80,000	Purchased @ $0.25 per share
John E. Lucken Revocable Trust	01/20/21	Common Stock	80,000	Purchased @ $0.25 per share
Edmund Burke	01/22/21	Common Stock	3,500,000	Convertible Debenture
Edmund Burke	01/22/21	Common Stock	1,000,000	Convertible Debenture
AES Capital Partners	01/22/21	Common Stock	2,000,000	Convertible Debenture
Frank & Joan Costabile Trust	01/25/21	Common Stock	100,000	Purchased @ $0.25 per share
Stacy Costabile	01/25/21	Common Stock	100,000	Purchased @ $0.25 per share
Randall Brodsky	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
Mary T. Lucken Revocable Trust	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
John E. Lucken Revocable Trust	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
Bohdan Rudawski Revocable Trust	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Sam Spector	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Animated Family Films, Inc	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Bruce Greenburg Revocable Trust	01/26/21	Common Stock	250,000	Exercise of Warrants
Chris Kneppers	01/27/21	Common Stock	50,000	Exercise of Warrants
Bill Fitzpatrick	01/27/21	Common Stock	100,000	Professional Services
Audie Rolnick	01/27/21	Common Stock	90,000	Purchased @ $0.25 per share
Makhulu Holdings, LLC	01/29/21	Common Stock	100,000	Purchased @ $0.25 per share
Vecchitto FLP Valori, LLC	01/30/21	Common Stock	900,000	Exercise of Warrants

Annie Bindler	02/01/21	Common Stock	100,000	Exercise of Warrants
Zachary Bindler	02/01/21	Common Stock	100,000	Exercise of Warrants
Adam Langsom	02/01/21	Common Stock	15,000	Exercise of Warrants
Marjorie A Fidler & Michael Fidler	02/01/21	Common Stock	100,000	Purchased @ $0.25 per share
Gregory Nacron	02/01/21	Common Stock	80,000	Purchased @ $0.25 per share
Alexander Dimitrief	02/01/21	Common Stock	75,000	Exercise of Warrants
Arthur Lehrhoff	02/01/21	Common Stock	15,000	Exercise of Warrants
Bernard Lehrhoff	02/01/21	Common Stock	15,000	Exercise of Warrants
Bradley S Schmarak Declaration of Trust	02/01/21	Common Stock	45,000	Exercise of Warrants
Bryan I Schwartz Revocable Trust	02/01/21	Common Stock	15,000	Exercise of Warrants
Daniel J Hyman	02/01/21	Common Stock	15,000	Exercise of Warrants
Daniel Lehrhoff and Patti Lehrhoff Trust	02/01/21	Common Stock	30,000	Exercise of Warrants
David Duckler	02/01/21	Common Stock	30,000	Exercise of Warrants
Diane S Kahan	02/01/21	Common Stock	15,000	Exercise of Warrants
JCH Investments, LLC	02/01/21	Common Stock	75,000	Exercise of Warrants
Kenneth M Berman	02/01/21	Common Stock	15,000	Exercise of Warrants
Mason Phelps Revocable Trust	02/01/21	Common Stock	75,000	Exercise of Warrants
Michael Hochman IRA Rollover	02/01/21	Common Stock	21,000	Exercise of Warrants
Randy Abeles	02/01/21	Common Stock	30,000	Exercise of Warrants
Monique Miron	02/03/21	Common Stock	50,000	Purchased @ $0.25 per share
Russel L. Miron	02/03/21	Common Stock	50,000	Purchased @ $0.25 per share
Chris Kneppers	02/05/21	Common Stock	320,000	Exercise of Warrants
Tyler & Brett Properties, LLC	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Matthew & Ashley Beck	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Capital Consulting, Inc.	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Gary Noskin	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Martin Schwimmer	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Steven C Paul	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Vecchio Financial, LLC	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
PT7, LLC	02/05/21	Common Stock	800,000	Purchased @ $0.25 per share

Julie Kaplan	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
LK Dayton Investments, LLC	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Randall Brodsky	02/05/21	Common Stock	60,000	Purchased @ $0.25 per share
321Gold, Ltd.	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Steven Nelson	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Jason Walkow	02/05/21	Common Stock	40,000	Purchased @ $0.25 per share
ANIMATED FAMILY FILMS, INC.	02/08/21	Common Stock	100,000	Purchased @ $0.25 per share
Krzysztof Gozdziak	02/08/21	Common Stock	140,000	Purchased @ $0.25 per share
John Piper Jr.	02/09/21	Common Stock	50,000	Purchased @ $0.25 per share
Edward J Piper	02/09/21	Common Stock	50,000	Purchased @ $0.25 per share
M&K Bio LLC	02/09/21	Common Stock	600,000	Purchased @ $0.25 per share
Bradley S Schmarak	02/09/21	Common Stock	100,000	Purchased @ $0.25 per share
Evelyn Varvitsiotes	02/09/21	Common Stock	40,000	Purchased @ $0.25 per share
Paul M Chung Trust	02/09/21	Common Stock	100,000	Purchased @ $0.25 per share
Raymond L Leon	02/10/21	Common Stock	250,000	Purchased @ $0.25 per share
Anthony S De Leo & Paul De Leo JTWROS	02/11/21	Common Stock	200,000	Purchased @ $0.25 per share
Chris Kneppers	02/11/21	Common Stock	130,000	Exercise of Warrants
LABRYS FUND	02/12/21	Common Stock	100,000	Exercise of Warrants
John D Lane	02/12/21	Common Stock	350,000	Exercise of Warrants
John D Lane	02/12/21	Common Stock	362,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,000,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,425,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,815,342	Exercise of Warrants
Tom Camerlengo	02/19/21	Common Stock	150,000	Exercise of Options
Tom Camerlengo	02/19/21	Common Stock	177,778	Cashless Exercise of Options
Chris Kneppers	02/22/21	Common Stock	4,500,000	Exercise of Warrants
Mark Monahan	02/22/21	Common Stock	200,000	Purchased @ $0.25 per share
Jason Taylor	02/24/21	Common Stock	200,000	Purchased @ $0.25 per share
David Gross and Nancy Burgess	02/25/21	Common Stock	200,000	Exercise of Warrants
Vestech Securities, Inc.	03/03/21	Common Stock	6,450	Professional Services
Bret Williams	03/03/21	Common Stock	36,550	Professional Services
Max Assenheimer	03/17/21	Common Stock	10,000	Professional Services
Hazel Holdings, LP	03/22/21	Common Stock	1,000,000	Purchased @ $0.25 per share

The securities issued in the above-mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rules 504 and 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, it is not required to provide the information required by this Item.

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

Business Overview

Alliance Bioenergy Plus, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and bioplastics technologies sectors.

In January 2018, the Company’s technology experts developed a technology system it calls Cellulose-to-Sugar or CTS 2.0, and a patent application was filed. CTS 2.0 is a mechanical/chemical dry process for converting cellulose material into sugar for use in the biofuels industry. CTS 2.0 can convert virtually any cellulosic material – like grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp or King Grass, and the cellulosic portion of municipal solid waste – into sugars and subsequently into biofuels and bioplastics without the use of enzymes or liquid acids. CTS 2.0 has a near zero carbon footprint, recycles the water and catalyst, and uses no enzymes, expensive chemicals, or strong acids. At commercial scale, management expects to be able to produce ethanol at a lower cost than any competitor due to the fact that the CTS 2.0 process is uncomplicated and efficient, and that it uses low cost feedstock as compared to corn.

The new technology made it worthwhile to financially restructure the Company through Chapter 11. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. Management fought and eliminated millions in debts and disputed debts, and the Company exited Chapter 11 on September 18, 2019, while keeping all classes, including shareholders, unimpaired. Having paid all debts that needed to be paid, the bankruptcy case was closed on October 25, 2019. Fresh Start accounting is not being applied because existing voting shares immediately before Plan Confirmation were not less than 50 percent of the voting shares of the emerging entity.

The Company completed its 4th generation CTS 2.0 prototype system in July 2020, and has upgraded that later in 2020. The upgraded 4th generation prototype system is currently being tested to optimize various parameters towards the engineering and scale up to a commercial size reactor.

Plan of Operation

The Company’s goal is to develop this CTS 2.0 technology to a commercial scale and then seek to either joint venture or acquire existing bioenergy and ethanol plants to install the CTS technology. To minimize dilution to shareholders, the Company will seek project-based financing to build (or acquire and retrofit) or joint venture with existing ethanol producers to produce cellulosic ethanol and lignin/bioplastics from its patented CTS 2.0 system. Retrofitting existing plants with the CTS 2.0 technology may achieve more rapid commercialization than building new plants. Once the first plant is profitable, the Company intends to grow with additional plants both in the United States and internationally.

Currently, the US government gives a D3 RIN to incentivize the production of renewable fuels from cellulosic materials. The value of the D3 RIN fluctuates, but as of this filing, it is around $2.60 per gallon of ethanol on top of the market price of ethanol.

The Company believes that its CTS 2.0 process can produce ethanol profitably at the market price, and with the D3 RIN should generate substantial profits and cash flow in amounts sufficient to cover the Company’s operating expenses and debt service.

The Company has a strategy that includes using its low-cost high-purity lignin co-product to produce biodegradable bioplastics. The Company has also licensed the Vertimass Process to convert ethanol (from the CTS 2.0 process) into bio-jet fuel.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has generated $194,319 in revenue, however it has not generated any revenues from its core business.

Capital Formation

From December 2019 through March 2020, the Company issued 6,500,000 shares to an insider and a former insider at a price of $0.05 per share for total aggregate proceeds of $325,000.

From May 2020 through January 5, 2021, the Company issued 10,201,794 shares at prices ranging from 6.5 cents to 9 cents per share, for proceeds of $773,130.

From July 10, 2020 through the end of 2020, 6,639,344 warrants were exercised for proceeds of $350,000.

From January 1, 2021, through the date of filing, 13,655,009 warrants were exercised for proceeds of $1,302,817.

From January 20, 2021, through the date of filing, the Company issued 7,100,000 shares at a price of $0.25 per share for proceeds of $1,775,000.

From January 1, 2021, through the date of filing, 350,000 options were exercised for proceeds of $12,900.

From January 1, 2020 through the date of filing, the Company issued an aggregate of 956,130 shares of its common stock for services valued at $84,430.

From January 1, 2020 through the date of filing, the Company issued an aggregate of 1,166,667 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $72,090. These warrant agreements have terms of one year with an exercise price of $0.15 per share.

From January 1, 2020 through the date of filing, the aggregate number of options the Company issued to its employees, consultants, and independent directors, including cancellations, is 39,180,000. The number of vested options that remain are 12,167,099 with exercise prices ranging from $0.042 to $0.45 and terms range from five (5) to ten (10) years. 31,770,000 options vest over the next 5 years or upon the commercialization of the CTS 2.0 technology or other performance objectives.

Purchases of Equity Securities

The Company has never purchased, nor does it own, any equity securities of any other issuer.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. At December 31, 2020 the Company had a working capital deficiency of $766,555 and had incurred accumulated losses of $46,682,093 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As disclosed in Note 2 to the financial statements, there is substantial doubt as to the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the year ended December 31, 2020 to December 31, 2019

For the year ended December 31, 2020, the Company recognized $0 in revenue as opposed to $60,000 in 2019.

For the year ended December 31, 2020, the Company’s general and administrative expenses increased by $188,962 to $1,227,776 from $1,038,814 in 2019. This increase is primarily due to non-cash options packages valued at $876,291 in 2020 as compared to $294,846 non-cash stock compensation in 2019.

Interest expense increased in the year ended December 31, 2020 by $190,192 from $0 in 2019. This increase is due to the Company’s decision to accrue interest on the back pay due to management.

For the year ended December 31, 2020, the Company had a gain of $0 from the extinguishment of debt as compared to $2,125,250 in 2019. The gain in 2019 was attributed to the cancellation of debts during Chapter 11.

For the year ended December 31, 2020, the Company had a gain of $0 from derivative liabilities as compared to a gain of $656,533 in 2019. The gain in 2019 was attributed to the cancellation of debts during Chapter 11.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2020, and 2019, the amounts charged to research and development expenses were $763,159 and $797,862, respectively.

The reduction is due to conserving resources during the COVID pandemic.

Liquidity and Capital Resources

Liquidity

As of December 31, 2020 the Company had $286,579 in cash and total stockholders’ equity at December 31, 2020 was negative $3,336,764. As of December 31, 2019, the Company had $110,630 in cash and total stockholders’ equity at December 31, 2019 was negative $3,331,809. Total debt, including advances, accounts payable and other notes payable at December 31, 2020, together with interest payable thereon and contingent liabilities, was $4,229,266 an increase of $287,871 from December 31, 2019, where it stood at $3,941,395. This increase is primarily attributable to interest payable to related parties and a paycheck protection program loan from the SBA. $2,942,132 of the remaining debt was renegotiated to be payable out of future revenue or future profits and otherwise does not come due.

During the fiscal year ended December 31, 2020, the Company’s operating expenses increased $154,259 to $1,990,935 from $1,836,676 in 2019. This increase can primarily be attributed to an increase in non-cash options expense.

During the fiscal year ended December 31, 2020, the Company’s investing activities used $206,315 in cash. This can be primarily attributed to $147,189 used to purchase machinery and equipment, and $59,126 in patent expenses.

During the fiscal year ended December 31, 2020, the Company generated an aggregate of $1,303,710 through its financing activities, which is a decrease of $20,109 from $1,323,819 during the fiscal year ended December 31, 2019. This decrease from the prior year can primarily be attributed to an overall slowdown in capital raising due to COVID-19, partially offset by a $66,330 paycheck protection program loan. There was an increase of proceeds of $350,000 from the exercise of warrants from $0 in 2019, offset by a reduction of $289,000 from the issuance of stock and a $100,000 reduction to $0 in proceeds from the issuance of convertible debts.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing around $10 million to optimize and scale up its CTS 2.0 system to be commercially ready. The Company anticipates reaching this stage around 18 months after financing. Although some of the financing has come in in 2021, there is no guarantee that we will achieve all of the additional funding that is needed.

As of the date of filing, the Company has raised $3,001,467 in 2021, through the issuance of common stock and the exercise of warrants and options, in addition to $10,692,293 raised through the end of 2020 through its private placement offerings, and in addition to capital raised through debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of December 31, 2020, shareholders’ equity was negative $(3,336,764).

There were 241,721,947 shares of common stock issued and outstanding as of December 31, 2021.

There were no preferred shares outstanding.

The Company has paid no dividends.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercised control, if any, and there are currently none.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its then-existing subsidiaries, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of the entity is recorded in the Consolidated Statements of Earnings.

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

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) that are not in default as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. Notes that are in default are accounted for at the stated default dollar amount, even when the Company deems all or a portion of such Notes to be in dispute.

Accounting for Derivative Instruments

The Company does not have debentures at this time. The Company issues debentures where the number of shares into which a debenture can be converted is not fixed. For example, when a debenture converts at a discount to market based on the stock price on the date of conversion. In such instances, the embedded conversion option of the convertible debentures is bifurcated from the host contract and recorded at their fair value. In accounting for derivatives, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is then amortized over the life of the debenture and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability is charged to additional paid-in capital. For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility.

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

Inflation

The Company’s business and operating results are not currently affected in any material way by inflation.

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

Item 8. Financial Statements and Supplementary Data.

Set forth below are the audited financial statements for the Company for the years ended December 31, 2020, and December 31, 2019, and the report thereon of Pragermetis, P.A.

Alliance BioEnergy Plus, Inc.

Financial Statements

Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance BioEnergy Plus, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance BioEnergy Plus, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As described in Note 2 to the consolidated financial statements, the Company has not generated any significant revenue since inception and has incurred losses since inception. As of December 31, 2020, the Company has a working capital deficiency of $766,555. As of December 31, 2020, the Company has incurred accumulated losses of $46,682,093. On October 22, 2018, the Company filed for Chapter 11 bankruptcy. On September 18, 2019, the judge confirmed the Company’s Chapter 11 Plan, and on October 25, 2019, the bankruptcy case was closed. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 2 to the accompanying consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Patents

Critical Audit Matter Description

As discussed in Note 4 to the financial statements, the Company has capitalized the legal and filing fees in applying for patents related to the technology it is developing.

How the Critical Audit Matter was addressed in Our Audit

To test the Company’s capitalization policy regarding the legal and filing fees for its patents, our audit procedures included, among other things, the verification that the patents were filed and the costs capitalized were valid costs to be capitalized and not part of research and development expenses. The Company provided us with and we performed audit procedures around an analysis of the future economic benefit to be obtained when the patents are acquired and the product to be developed will be put in place and generate revenue.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey
April 6, 2021

Alliance BioEnergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$286,579	$110,630
Prepaid expenses	45,324	102,365
TOTAL CURRENT ASSETS	$331,903	$212,996
Other assets
Property and equipment, net of accumulated depreciation and amortization of $231,739 and $191,615, at December 31,2020, and December 31, 2019, respectively	$247,431	140,365
Security deposits	$30,276	30,276
Right of Use Assets, net of accumulated amortization	$144,876	147,060
Patents	$138,016	78,890
TOTAL OTHER ASSETS	$560,599	$396,591
TOTAL ASSETS	$892,502	$609,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$90,965	$13,966
Accounts payable - Related Party	$76,670	$65,004
Deferred wages and director’s fees - Related party	$676,477	$622,307
Lease Liability - Current	$80,078	$77,746
Convertible Debentures — Related Party	75,000	-
Interest Payable - Related Party	99,268	-
TOTAL CURRENT LIABILITIES	$1,098,458	$779,023
Long term liabilities
Right of Use Lease Liability, net of current portion	$72,346	70,240
Paycheck Protection Program SBA loan	$66,330	-
Convertible Debentures — Related Party	-	100,000
Chapter 11 Settlement	50,000	50,000
Notes Payable — Related Party	$2,521,562	$2,521,562
Notes Payable — Other	$216,570	$216,570
Convertible debenture, payable from future profits — Related Party	$204,000	$204,000
TOTAL LONG TERM LIABILITIES	$3,130,808	$3,162,372
TOTAL LIABILITIES	$4,229,266	$3,941,395

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	$-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 241,721,947 shares issued and outstanding at December 31, 2020, and 219,513,233 shares issued and outstanding at December 31, 2019.	$241,722	219,513
Additional paid-in capital	$43,103,607	40,949,645
Accumulated deficit	$(6,682,093)	$(44,500,966)
Total stockholders’ equity	$(3,336,764)	$(3,331,808)
TOTAL EQUITY (DEFICIT)	$(3,336,764)	$(3,331,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$892,502	$609,586

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31
	2020	2019
Revenues	-	60,000
Operating expense:
General and administrative	1,227,776	1,038,814
Research & Development	763,159	797,862
Total operating expenses	1,990,935	1,836,676

Loss from operations:	(1,990,935)	(1,776,676)

Other (income) expense:
Loss (Gain) on extinguishment of debt	-	(2,125,250)
Loss (Gain) in change of fair value of derivative liability	-	(656,533)
Interest expense - related party	177,875	-
Interest expense - other	12,317	-
Total other (income) expense	190,192	(2,781,783)

Income (Loss) before provisions for income taxes	$(2,181,127)	$1,005,107
Provisions for income taxes	-	-
Net Income / (Loss):	$(2,181,127)	$1,005,107

Net income (loss) per share	$(0.009)	$0.01

Weighted average common shares outstanding
Basic and Diluted	229,878,617	166,070,036

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficiency)
Balance as of December 31, 2018	140,240,398	$140,240	-	-	$39,178,390	$(45,506,073)	$(6,187,443)
Issuance of common stock for services	1,936,450	$1,936	-	-	$66,536	-	$68,472
Issuance of 2,425,000 warrants for services			-	-	$120,084	-	$120,084
Issuance of common stock for cash	57,800,000	$57,800			$231,200		$289,000
Issuance of common stock and warrants for cash through PPM	19,436,385	$19,436	-	-	$915,383	-	$934,819
Issuance of common stock in exchange for debt	100,000	$100	-	-	$4,900	-	$5,000
Issuance of 8,900,000 options under the employee, director plan					$220,299		$220,299
Issuance of 8,500,000 warrants as per Chapter 11 Settlement Agreements		$-	-	-	$212,853	-	$212,853
Net Income (Loss)						1,005,107	$1,005,107
Balance as of December 31, 2019	219,513,233	$219,513	-	-	$40,949,645	$(44,500,966)	$(3,331,808)
Issuance of common stock for services	733,130	$733	-	-	$36,767	-	$37,500
Warrants exercised	6,639,344	$6,639	-	-	$343,361	-	$350,000
Issuance of common stock and warrants for cash through PPM	13,558,462	$13,558	-	-	$873,822	-	$887,380
Issuance of common stock in exchange for debt	1,000,000	$1,000	-	-	$24,000	-	$25,000
Issuance of 11,000,000 options under the employee, director plan					$876,291		$876,291
Cashless exercise of stock options	277,778	$278	-	-	$(278)	-	$(0)
Net Income (Loss)						(2,181,127)	$(2,181,127)
Balance as of December 31, 2020	241,721,947	$241,722	-	-	$43,103,607	$(46,682,093)	$(3,336,764)

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For The Year Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities
Net Income (Loss)	$(2,181,127)	$1,005,107
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	40,124	31,380
Extinguishment of debt	-	(2,125,250)
Change in fair value of embedded derivative	-	(656,533)
Stock based compensation for services	37,500	68,472
Net issuance of options & warrants	876,291	553,237
Changes in operating assets and liabilities
Prepaid expenses	57,041	(100,530)
Accrued interest - related party	99,268	-
Accounts payable and accrued liabilities	142,835	83,819
Unearned Income	-	(60,000)
Right of use lease	6,622	926
Net cash used in operating activities	(921,446)	(1,199,373)

Cash flows from investing activities
Purchase of property and equipment	(147,189)	(17,279)
Security deposits	-	(22,376)
Patent Costs	(59,126)	(78,890)
Net cash from (used in) investing activities	(206,315)	(118,545)

Cash flows from financing activities
Proceeds from long-term note payable - other	66,330	-
Proceeds from convertible debt - related party	-	100,000
Proceeds from exercise of warrants	350,000	-
Net proceeds from issuance of common stock	887,380	1,223,819
Net cash provided by financing activities	1,303,710	1,323,819

Net increase (decrease) in cash and cash equivalents	175,949	5,901

Cash and cash equivalent at beginning of the period	110,630	104,728
Cash and cash equivalent at end of the period	$286,579	$110,630

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Cashless conversion of warrants/options	$-	$-
Conversion of convertible debenture to common stock	$25,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Alliance BioEnergy Plus, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Alliance Bioenergy Plus, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and new technologies sectors. In January 2018, the Company’s technology experts developed a new technology system it calls Cellulose-to-Sugar 2.0 or CTS 2.0, and a patent application was filed. The 100% owned CTS 2.0 is a mechanical/chemical dry process for converting cellulose material into sugar for use in the biofuels industry. CTS 2.0 can convert any cellulosic material – like grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp or King Grass, and the cellulosic portion of municipal solid waste – into sugars and lignin, and subsequently into biofuels and bioplastics. The CTS 2.0 system produces sugar and chemically unmodified lignin among other by-products. The sugar can then be further converted into biofuels and the lignin into bioplastics.

The new technology made it worthwhile to financially restructure the Company through Chapter 11. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. The Company exited Chapter 11 on September 18, 2019, while keeping all classes, including shareholders, unimpaired. The bankruptcy case was closed on October 25, 2019. Fresh Start accounting is not being applied because existing voting shares immediately before Plan Confirmation were not less than 50 percent of the voting shares of the emerging entity.

The Company’s focus is to commercialize its wholly owned CTS 2.0 technology. The Company is currently working with its 4th generation prototype and anticipates having a 5th generation semi-commercial scale system in 2021.

Plan of Operation

The Company is now doing the engineering work to commercialize its 100% owned CTS 2.0 technology.

The Company has a strategy that includes the following:

1)	Selling sugar or ethanol either direct or in combination with joint ventures, mergers, and/or acquisitions of existing businesses in the renewable energy space;
2)	Selling low-cost high purity lignin, or using that lignin to produce biodegradable plastics, or making biodegradable bioplastics products and selling them under our own brand.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of December 31, 2020, the Company has a working capital deficiency of $766,555. As of December 31, 2020, the Company has incurred accumulated losses of $46,682,093. On October 22, 2018, the Company filed for Chapter 11 bankruptcy. On September 18, 2019, the judge confirmed the Company’s Chapter 11 Plan, and on October 25, 2019, the bankruptcy case was closed. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

Management believes that the Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of stock or borrow additional funds. The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company intends to raise additional capital and continue engineering work and scaling up towards a full-scale commercial size CTS 2.0 modular unit. At that point, and to minimize dilution to shareholders, the Company will seek project-based financing to build (or acquire and retrofit) or joint venture with existing ethanol producers to produce cellulosic ethanol and lignin/bioplastics from its patented CTS 2.0 system. Once the first plant is profitable, the Company intends to grow with additional plants both in the United States and internationally.

Currently, the US government gives a D3 RIN to incentivize the production of renewable fuels from cellulosic materials. The value of the D3 RIN fluctuates, but as of this filing, it is around $2.60 per gallon of ethanol on top of the market price of ethanol.

The Company believes that its CTS 2.0 process can produce ethanol profitably at the market price, and with the D3 RIN should generate substantial profits and cash flow in amounts sufficient to cover the Company’s operating expenses and debt service.

Our business, results of operations, and financial condition may be adversely impacted by the COVID-19 pandemic.

The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees and supply chain. Given the critical nature of the products that we provide, our office and lab have remained open during the pandemic. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. We may experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), access to supplies, capital, and fundamental support services (such as shipping and transportation). Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. All material intercompany transactions and balances were eliminated in consolidation.

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

The stock compensation issued for services during the years ended December 31, 2020, and December 31, 2019, were valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the years ended December 31, 2020, and December 31, 2019:

	2/25/19	3/22/19	5/1/19	5/23/19	5/30/19	7/23/19	7/31/19
Risk-free interest rate	2.48%	2.24%	2.52%	2.31%	2.03%	1.83%	1.84%
Expected life	5 years	5 years	10 years	10 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%
Expected volatility	217.76%	221.85%	223.38%	188.70%	224.24%	230.08%	230.30%
ALLM common stock fair value	$0.020	$0.025	$0.040	$0.050	$0.037	$0.050	$0.050

	1/9/20	2/18/20	5/8/20	11/6/20	11/12/20
Risk-free interest rate	1.65%	1.39%	0.69%	0.36%	0.40%
Expected life	5 years	5 years	10 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%
Expected volatility	229.32%	228.60%	226.42%	212.00%	213.22%
ALLM common stock fair value	$0.058	$0.065	$0.083	$0.071	$0.080

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end product is sugar converting to ethanol, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2020, and December 31, 2019, the amounts charged to research and development expenses were $763,159 and $797,862, respectively.

Revenue Recognition

The Company follows FASB ASC 605 “Revenue Recognition” and recognizes revenue when it is realized or realizable and earned. The Company’s revenues will be derived principally from joint ventures, royalties and eventually corporate owned plants. However, no sales have occurred through those revenue streams to date. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

Non-controlling interest in consolidated subsidiaries

The accompanying consolidated financial statements include the accounts of Alliance BioEnergy Plus, Inc. and those subsidiaries that the Company has the ability to control either through voting rights or means other than voting rights. For these subsidiaries, the Company records 100% of the revenues, expenses, cash flows, assets and liabilities in its consolidated financial statements. For subsidiaries that the Company controls but hold less than 100% ownership, a non-controlling interest is recorded in the consolidated income statement to reflect the non-controlling interest’s share of the net income (loss), and a non-controlling interest is recorded in the consolidated balance sheet to reflect the non-controlling interest’s share of the net assets of the subsidiary. As of the date of this filing, the Company has no subsidiaries.

Investments in non-consolidated affiliates

Investments in non-consolidated affiliates are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment are accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company monitors its investment for impairment at least annually and makes appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information. As of the date of this filing, the Company has no investments in non-consolidated affiliates.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

For the years ended December 31, 2020, and December 31, 2019, the Company recognized a gain of $0 and a gain of $656,533, respectively, on the change in fair value of its derivative liabilities. At December 31, 2020, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

NOTE 4 – ASSETS

Patents

The Company has applied for two patents on its technology, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $138,016.

NOTE 5 – DEBT

Details of each debt, including those that have been paid off or renegotiated during 2018 or 2019, are indicated below.

Convertible Debentures Related Party

On March 12, 2019, the Company entered into a convertible promissory note with Edmund J Burke for a total of $25,000. The note is due on March 12, 2021, and carries no interest. To the extent unpaid five years after September 18, 2019, it is discharged. At the option of the noteholder, the note is convertible into common stock at $0.025/share. On January 22, 2021, Edmund Burke elected to convert this Note into common stock.

On March 12, 2019, the Company entered into a convertible promissory note with Chris Jemapete for a total of $25,000. The note is due on March 12, 2021, and carries no interest. To the extent unpaid five years after September 18, 2019, it is discharged. At the option of the noteholder, the note is convertible into common stock at $0.025/share. On August 5, 2020, Chris Jemapete elected to convert the note into common stock.

On March 12, 2019, the Company entered into a convertible promissory note with AES Capital Partners, LP, for a total of $50,000. The note is due on March 12, 2021, and bears 15% interest. To the extent unpaid five years after September 18, 2019, it is discharged. At the option of the noteholder, the note is convertible into common stock at $0.025/share. Upon conversion, all interest shall be forgiven. On January 22, 2021, AES Capital Partners, LP, elected to convert this Note into common stock.

Paycheck Protection Program SBA Loan

In May 2020, the Company received a loan in the amount of $66,330 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA. The PPP loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties.

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $66,330 as of December 31, 2020 and has been classified as a long-term liability in notes payable.

Notes Payable — Chapter 11 Settlement

On July 18, 2018, the Company’s former Controller Dennis Lenaburg sued the Company for $2,694,577 dollars plus stock warrants in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. That lawsuit was moved to the Bankruptcy Court when the Company entered Chapter 11 on October 22, 2018. The Company filed a Complaint against Lenaburg on November 16, 2018, in the bankruptcy court in the Southern District of Florida. The bankruptcy judge ordered mediation, and a settlement was reached that paid Lenaburg $13,650 upon Plan Confirmation and a $50,000 claim payable out of post-confirmation net profits over 3 years, plus 1.5 million common stock warrants with a strike price of $0.30/share and a ten year expiration period. The $50,000 is due on September 18, 2022.

Notes Payable – Related Parties

In July 2016, the Company issued six (6) short-term notes payable to related parties in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes had a value of $2,002,126 and accrued interest at a rate of six percent (6%) per annum. As of December 31, 2018, and December 31, 2017, the total interest accrued on the notes was $278,794.68 and $176,460 respectively. All of the notes were due on August 4, 2017 and then were in default. However, the notes were held by related parties with the understanding that the notes were not to be paid until the Company begins generating profit. The Company renegotiated some of these notes during its Chapter 11 proceedings, whereas others failed to submit a claim and were discharged upon the Court’s Confirmation Order approving the Company’s Chapter 11 Plan on September 18, 2019. The renegotiated amounts, as per the Plan Confirmation are all to be paid from 50% of the future net profits and discharged to the extent unpaid five years after the Plan effective date of September 18, 2019. These amount are 1) Mark Koch $240,990 plus 6% interest on any portion not repaid within 12 months of the Company’s first reported quarterly net profit; 2) Animated Family Films $579,942 out of the Company’s net profits plus 6% interest; 3) Steven Dunkle, CTWC, & Wellington Asset Holdings $1.5 million plus 6% interest once there is positive quarterly EBITDA from the first plant of Company, or, at its option, may convert that into an equity investment in the first plant of the Company, measured by a percentage of the total cost to build, subject to a minimum equity interest of 1.25% in said plant.

On February 28, 2018, the Company entered into a short-term loan with Steven Sadaka, with a principal balance of $100,000 due and payable on May 1, 2018. The note does not accrue interest, however the Company provided 2,000,000 inducement shares to secure the note. These inducement shares were valued at $84,000 and are being amortized over the life of the note. The note’s maturity date was extended to 7/1/2018. If the note is not repaid at maturity, then an additional 5,000,000 shares of common stock will be due. The note was renegotiated during the Company’s Chapter 11 proceedings, and as per the Plan Confirmation, it is agreed that $100,000 is to be paid out of future gross revenues to satisfy this note in full, with no additional shares to be issued.

On May 15, 2018, the Company entered into a short term loan with Christopher Jemapete, with a principal balance of $50,000 due and payable on May 16, 2019. The note carried an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note as well as 1,000,000 warrants with a $0.10 strike price and with a 5-year expiration. These inducement shares were valued at $36,250 and are being amortized over the life of the note; the warrants had a value of $24,449. On August 25, 2018, this note was restructured to remove the warrants. As of June 30, 2018 accrued interest on this note is $315. The note was renegotiated during the Company’s Chapter 11 proceedings, and as per the Plan Confirmation, it is agreed that $50,315.07 is to be paid out of future gross revenues.

On May 15, 2018, the Company entered into a short term loan with Pamela Jemapete, with a principal balance of $50,000 due and payable on May 16, 2019. The note carried an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note as well as 1,000,000 warrants with a $0.10 strike price and with a 5-year expiration. These inducement shares were valued at $36,250 and are being amortized over the life of the note; the warrants had a value of $24,449. On August 25, 2018, this note was restructured to remove the warrants. As of June 30, 2018 accrued interest on this note is $315. The note was renegotiated during the Company’s Chapter 11 proceedings, and as per the Plan Confirmation, it is agreed that $50,315.07 is to be paid out of future gross revenues.

Notes Payable – Other

In July 2016, the Company issued a short-term note payable to a third party in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. The note had a principal balance of $96,570 and accrued interest at a rate of six percent (6%) per annum. As of December 31, 2018, and December 31, 2017, the total interest accrued on the note was $14,382.2 and $8,588 respectively. The note was due on August 4, 2017 and was then in default. The Company renegotiated this note during its Chapter 11 proceedings, and as per the Plan Confirmation, now the $96,570 is to be paid with no interest out of the same 50% of the future net profits of the Company as the notes mentioned above, if any, or discharged to the extent unpaid five years after September 18, 2019.

In November 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $143,000 due and payable on May 30, 2018. The note carries an 8% one-time interest charge, a $43,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 500,000 inducement shares to secure the note, and may have to provide additional shares on the note’s 6-month anniversary if the Company’s share price declines. These inducement shares were valued at $39,500 and were amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a 120% prepayment penalty of the then outstanding principal and interest due. In May 2018, the company made two principal payments totaling $40,000. The note went into default on June 1, 2018 and incurred a 40% penalty of the outstanding balance immediately prior to the default event. On August 30, 2018, Hoppel sued the Company in Superior Court of the State of California County of San Diego Central District. That case was staid on October 22, 2018 when the Company filed for Chapter 11 protection in the US Bankruptcy Court in the Southern District of Florida. Negotiations took place and a settlement was reached on this note and a subsequent note, and confirmed as part of the Plan Confirmation Order, that Hoppel would be paid a total of $100,000 out of 5% of the future gross revenue of the Company.

In February 2018, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $165,000 due and payable on September 21, 2018. The note carries an 8% one-time interest charge, a $15,000 original issue discount and a 40% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 500,000 inducement shares to secure the note. These inducement shares were valued at $14,500, and were amortized over the life of the note. The note can be repaid, without prepayment penalties, within the first 90 days. Thereafter, the note will incur a 120% prepayment penalty of the then outstanding principal and interest due. The Note went into default on June 1, 2018, through a cross default provision with another Note to Hoppel, and incurred a 40% penalty of the outstanding balance immediately prior to the default event. On August 30, 2018, Hoppel sued the Company in Superior Court of the State of California County of San Diego Central District. That case was staid on October 22, 2018 when the Company filed for Chapter 11 protection in the US Bankruptcy Court in the Southern District of Florida. Negotiations took place and a settlement was reached on this note and a prior note, and confirmed as part of the Plan Confirmation Order, that Hoppel would be paid a total of $100,000 out of 5% of the future gross revenue of the Company to settle both notes.

On March 27, 2019, the Company entered into an agreement with Partiz and Company, P.A. such that its debt will be reduced from $32,000 to $20,000 payable out of future gross revenues, upon the bankruptcy court’s acceptance of the Company’s plan of reorganization. The Plan was confirmed by the Court on September 18, 2019.

Convertible Debentures – Related Parties

On November 8, 2018, the Company entered into a convertible promissory note with Edmund J Burke for a total of $175,000. There is no interest, and it is payable out of 20% of the net profits of Company. The note is convertible into common stock at $0.05/share. Upon conversion, Burke shall receive an additional 4,450,148 warrants at a strike price of $0.005/share that expire on November 8, 2023. In addition, 4,450,148 shares of Burke’s common stock was cancelled. On January 22, 2021, Edmund Burke elected to convert this Note into common stock.

On November 8, 2018, the Company entered into a convertible promissory note with Steven Sadaka for a total of $24,000. There is no interest, and it is payable out of 2.5% of the net profits of Company. The note is convertible into common stock at $0.05/share. Upon conversion, Sadaka shall receive an additional 1,000,000 warrants at a strike price of $0.005/share that expire on November 8, 2023. In addition, 1,000,000 shares of Sadaka’s common stock was cancelled. On January 15, 2021, Steven Sadaka elected to convert this Note into common stock.

On November 8, 2018, the Company entered into a convertible promissory note with Annie Bindler for a total of $2,500. There is no interest, and it is payable out of 0.5% of the net profits of Company. The note is convertible into common stock at $0.05/share. Upon conversion, Annie Bindler shall receive an additional 100,000 warrants at a strike price of $0.005/share that expire on November 8, 2023. In addition, 100,000 shares of Annie Bindler’s common stock was cancelled. On January 13, 2021, Annie Bindler elected to convert this Note into common stock.

On November 8, 2018, the Company entered into a convertible promissory note with Zac Bindler for a total of $2,500. There is no interest, and it is payable out of 0.5% of the net profits of Company. The note is convertible into common stock at $0.05/share. Upon conversion, Zac Bindler shall receive an additional 100,000 warrants at a strike price of $0.005/share that expire on November 8, 2023. In addition, 100,000 shares of Zac Bindler’s common stock was cancelled. On January 13, 2021, Zac Bindler elected to convert this Note into common stock.

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	December 31, 2020	December 31, 2019
Short Term Notes Payable - Related Party	$-	$
Short Term Convertible Debentures Related Party	$75,000	$
Long Term Chapter 11 Settlement	$50,000		$50,000
Long Term Paycheck Protection Program SBA loan	$66,330	$
Long Term Notes Payable from future revenue — Related Party	$1,700,630		$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000		$120,000
Long Term Note Payable from future profits — Related Party	$820,932		$820,932
Long Term Note Payable from future profits — Other	$96,570		$96,570
Long Term Convertible Debentures — Related Party	$204,000		$304,000
TOTAL NOTES	$3,133,462		$3,092,132

$100,000 of the amount listed under Long Term Convertible Debentures in the summary chart for 2019 were short term as of the end of 2020.

Of the $3,133,462 due as of December 31, 2020, $1,820,630 is due out of future revenue and $917,502 is due out of future profits, totaling $2,738,132. $2,417,502 of that debt will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. $66,330 may be forgiven by the SBA. The remaining debt that would not be discharged or forgiven, and which has not converted as of the date of this filing, is $170,000, consisting of $120,000 due out of future revenue to other, and a $50,000 Chapter 11 settlement.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 510 million, 500 million of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of December 31, 2020, the Company had 241,721,947 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In the year ended December 31, 2019, the Company issued an aggregate of 1,936,450 shares of its common stock for services valued at $68,472.

In the year ended December 31, 2019, the Company issued an aggregate of 2,425,000 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $120,084. These warrant agreements have terms of five years with exercise prices of $0.05 per share.

In the year ended December 31, 2019, 500,000 warrants expired.

In the year ended December 31, 2019, the Company issued an aggregate of 57,800,000 shares of common stock to management and directors. These were valued at $289,000.

In the year ended December 31, 2019, the Company issued an aggregate of 19,436,385 shares of common stock for cash through private placements for $934,819.

In the year ended December 31, 2019, the Company issued an aggregate of 100,000 shares of common stock for debt. These were valued at $5000.

In the year ended December 31, 2019, the Company issued an aggregate of 8,900,000 options under the employee stock option plan. These were valued at $220,299. The Company also rescinded 49,275,157 options issued under the employee stock option plan.

In the year ended December 31, 2019, the Company issued an aggregate of 8,500,000 warrants as per Chapter 11 Settlement Agreements. Using a Black-Scholes asset-pricing model, these totaled to $212,853.

In the year ended December 31, 2020, the company issued an aggregate of 733,130 shares of its common stock for services, valued at $37,500.

In the year ended December 31, 2020, the Company did not issue any warrants for services.

In the year ended December 31, 2020, 6,639,344 warrants were exercised at an average price of 5.3 cents for total proceeds of $350,000.

In the year ended December 31, 2020, 9,155,656 warrants and options expired.

In the year ended December 31, 2020, 500,000 employee stock options were exercised using the cashless exercise provision to obtain 277,778 shares.

In the year ended December 31, 2020, the Company issued 13,558,462 common shares for cash of $887,380.

In the year ended December 31, 2020, $25,000 of convertible notes issued during Chapter 11 to a related party converted into 1,000,000 shares of common stock.

In the year ended December 31, 2020, the Company issued options under its Employee & Directors Stock Option Plan to purchase an aggregate of 11,000,000 shares of common stock for a period of five to ten years at an exercise price ranging from $0.042 to $0.10. Using a Black-Scholes asset-pricing model, these agreements were valued at $876,291. An additional 10,550,000 unvested options were issued.

Share-Based Awards

Stock option activity under the 2012 ESOP for the year ending December 31, 2020, is as follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2019	5,807,099	$0.08	6.43	$445,815
Awarded	21,550,000	$0.10	9.17	$2,108,000
Exercised	500,000	$0.05	-	$25,000
Expired	2,900,000	$0.09	-	$257,250
Outstanding as of December 31, 2020	23,957,099	$0.09	8.64	$2,271,565
Vested as of December 31, 2020	12,707,099	$0.09	8.22	$1,186,565

Warrant activity for the year ending December 31, 2020, is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2019	42,002,390	$0.28	3.16	$11,693,720
Issued	19,533,333	$0.11	0.53	$2,180,000
Exercised	6,639,344	$0.05	-	$350,000
Expired	6,255,656	$0.09	-	$554,920
Outstanding as of December 31, 2020	48,640,723	$0.23	2.09	$11,178,470
Vested as of December 31, 2020	48,640,723	$0.23	2.09	$11,178,470

NOTE 7 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for years ending December 31, 2020, and 2019, to the Company’s effective tax rate, is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	-21%	-21%
State income tax, net of federal benefits	-4.46%	-4.46%
Valuation Allowance	25.46%	25.46%
Income tax provision (benefit)	0%	0%

The provisional (benefit) for income tax is summarized as follows:

	December 31, 2020	December 31, 2019
Federal
Current	-	-
Deferred	$(458,037)	$211,072
State
Current		-
Deferred	$(97,278)	$44,828
Change in valuation allowance	588,904	(255,900)
Income tax provision (benefit)	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2020 and 2019 are as follows:

	Years Ended
	December 31, 2020	December 31, 2019
Deferred tax asset
Net operating loss carryovers	$10,662,231	$10,106,916
Total deferred tax assets	10,662,231	10,106,916
Valuation Allowance	(10,662,231)	(10,106,916)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2020, and 2019, the Company had approximately $41,878,363, and $39,697,236 of Federal net operating loss carryovers (“NOLs”) to offset taxable income, if any, in future years which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the Tax Act and guidance available.

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

On June 21, 2018, Power Up Lending Group Ltd., sued both the Company and four of its managers, ex-managers, and directors of the Company in the United States District Court for the Eastern District of New York. The case was dropped against the Company when Power Up failed to submit a claim in the Company’s Chapter 11 case by the Court Ordered deadline. The claim was discharged by the bankruptcy court upon Plan Confirmation on September 18, 2019. Power Up has continued a tort case against the individuals. The D&O insurance has agreed to cover the CEO Ben Slager, CFO Anthony Santelli, as well as ex-Controller Dennis Lenaburg, in this case. Management believes the Complaint is frivolous and has filed a motion to dismiss which is pending before the Court as of the date of this filing.

Leases

The Company consolidated its premises into one location on November 1, 2019, and currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. The lease period is for twenty-four (24) months from November 1, 2019, to October 31, 2021. This had been extended for one year until October 31, 2022. Annual rent commences at $84,100 per annum and increases 3% per year. Tenant is also required to cover operating costs that are estimated at $3,084 per month. Operating lease expense is recognized on a straight-line basis over the lease term and is included in General & Administrative expenses.

ASC 842 was effective for us beginning January 1, 2019. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

Rent expense for the years ending December 31, 2020, and 2019, were $78,825 and $62,239, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

YEAR ENDED	December 31, 2020	December 31, 2019
Right of Use Lease Liabilities
Current portion	80,078	77,746
Long-term portion	72,346	70,240
TOTAL	152,424	147,986

As of December 31, 2020, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2021	87,056
2022	74,351
2023	0

TOTAL	$161,407

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Transactions

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

1)	Short-term notes payable, convertible notes, and contingent liabilities issued to related parties are described in NOTE 5.
2)	A board resolution was passed on February 13, 2020, that pledged the pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they continue to receive less than full salaries.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Subsequent to December 31, 2020, the Company issued 123,000 shares of common stock for services valued at $21,930, and 100,000 shares of common stock for future services valued at $25,000.

Subsequent to December 31, 2020, the Company issued 1,166,667 warrants for services to acquire stock at 15 cents per share. Using a Black-Scholes pricing model, these were valued at $72,090.

Subsequent to December 31, 2020, the Company raised $1,935,750 through its private offerings and issued 9,243,332 shares.

Subsequent to December 31, 2020, 13,455,009 warrants were executed at an average price of $0.10 per share for total proceeds of $1,302,817.

Subsequent to December 31, 2020, 9,913,334 warrants expired.

Subsequent to December 31, 2020, 200,000 employee stock options were exercised using the cashless exercise provision to obtain 177,778 shares.

Subsequent to December 31, 2020, 350,000 employee stock options were exercised.

Subsequent to December 31, 2020, no employee stock options expired.

Subsequent to December 31, 2020, the Company issued 20,530,000 employee stock options, of which 10,000 are vested. No additional options vested.

Subsequent to December 31, 2020, 10,000 employee stock options vested.

Subsequent to December 31, 2020, $274,000 of convertible notes issued during Chapter 11 to related parties and $5,000 of convertible notes issued during Chapter 11 to unrelated parties, converted into 6,980,000 and 100,000 shares of common stock, respectively.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company incorporates by reference its Current Report on Form 8-K filed on February 17, 2021, which detailed a change in the Company’s independent registered accounting firm. There were no disagreements between the Company and its independent registered accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We have an Audit Committee, but it does not currently contain an independent financial expert member. – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Although we have an Audit Committee, it does not currently include a member that is both a financial expert and considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We have inadequate cash controls. Although we have separated cash handling and accounting functions, we do not require deal signature on the Company’s bank accounts.
3.	As of December 31, 2020, the Company retains copies of all financial data and material agreements. Although the financial data are backed up in the cloud, the rest of the Company’s material agreements may not be. In the event of theft, misplacement, or loss due to fire or other unmitigated factors, it may not be possible for the Company to retain all of its material financial data and agreements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to the Company’s directors and executive officers. Other than these persons, there are no significant employees.

Name	Age	Position and Offices
Benjamin Slager	58	Chief Executive Officer and Chairman
Anthony Santelli	55	Chief Financial Officer and Director
George D. Bolton	71	Director and Secretary
Charles F. Sills	75	Director
Peter Zimeri	67	Director
Edmund Burke	58	Director

Benjamin Slager became a director in October 2016, the Chief Technology Officer on April 1, 2017, the CEO on July 6, 2018, and Chairman on February 26, 2019. Mr. Slager is a seasoned business professional with significant experience in corporate finance, venture capital, and entrepreneurship. He has a proven record in founding, developing and selling high tech companies. He is the inventor of the CTS 2.0 technology.

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

Mr. Slager received his Bachelor of Science in Chemical Engineering from Technical College of Chemical Engineering in Hilversum, the Netherlands, in 1985. He also received a degree in Business Administration from Nijenrode University for Business Administration in 1987. The Company’s board determined that Mr. Slager is well-qualified to serve in senior management and member of the board of directors. He is not a director of any other public company.

Anthony Santelli II became a director on May 4, 2018, the Chair of the Audit Committee on May 11, 2018, the Chief Operating Officer on October 20, 2018, and the CFO on February 1, 2020. His financial expertise along with his experience restructuring and building companies is the reason he was selected to be a board member and senior executive. Dr Santelli served as a money manager for 20 years as the Founder and Chief Executive Officer of AES Capital, a hybrid venture capital-hedge fund management company. Dr. Santelli is an entrepreneur who has started, helped finance, or turnaround, various private companies and micro-cap publicly traded companies concentrating in the mining, energy and alternative energy fields. He has served in senior management and board positions at various private and micro-cap companies, although he has not served on the board of any other public company in the past five years. He previously was employed by Andersen Consulting, now known as Accenture, rising to the level of a Senior Management Systems Consultant before going to graduate school.

Dr. Santelli received his M.A. and Ph.D. in Economics from George Mason University, did graduate studies in economics and finance at NYU, and has a B.S. in Industrial Engineering from Cornell University. He had taught economics and finance at Union College and George Mason University prior to creating AES Capital. He is not a director of any other public company.

Charles F Sills became a director of the Company in July 2015. Mr. Sills has worked for the Defense Leadership Forum since 2014 as National Program Director for the Defense Contracting Summit Conferences. He has extensive experience planning and directing international industrial, infrastructure, environmental and energy initiatives, having served as a member of the Danube Task Force, the governing council that ran the Danube Basin Environmental Restoration Program led by the World Bank, the European Bank for Reconstruction & Development and the UN Development Program, involving 13 countries from Austria to Moldova. He also served on the Japan-U.S. Joint Fund for Social & Economic Development in Central/Eastern Europe, the Helsinki Commission focused on the environmental clean-up of the Baltic Sea, the Kaliningrad Defense Conversion Initiative, and the NGO Delegation to NAFTA, where he helped draft the Environmental Supplements. Mr. Sills was responsible for securing major funding support for the Smithsonian Institute’s biodiversity preservation/cancer cure research program in Brazil’s Amazon region; for the Sassari, Sardinia symposium on ozone depletion organized by the International Council of Scientific Unions; and for the White House Presidential Awards program sponsored by the President’s Council on Sustainable Development. He is not a director of any other public company.

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

He has extensive experience in Government Contracting, and an advocate for Small Business access to Federal and Military contracting opportunities, which is the reason he was chosen to be a director. (He is not a director of any other public company.) He has served as a member of the U.S. Chamber of Commerce’s Small Business Council, and an observer to the White House sponsored Inter-Agency Task Force on Veterans Business Development. He is President of FED/Contracting LLC, a consultancy that assists Small Businesses in partnering with Prime Contractors, and helps the Prime Contractors qualify Veteran and Minority vendors as teammates for project opportunities with mandated Diversity Supplier content. Based on the U.S. Defense Dept. ‘Mentor-Protégé’ program that he managed, Trillacorpe Construction, a Service-Disabled Veteran-Owned Small Business, was awarded the 2010 Defense Department Nunn-Perry Award for “superior performance in the areas of business growth and return on investment, Government contracting, technical performance and quality management”.

George D. Bolton became a director of the Company in July 2015. Mr. Bolton had been retired since 2010. Mr. Bolton was selected to the board for his agriculture industry experience and his expertise with climate change. Although not a member of any other corporate board, he is a seasoned business professional with significant experience in production agriculture. From the management of fertilizer and chemical plants, to the development and integration of a precision farming system for a national fertilizer and chemical distribution company, George has worked to develop and integrate new technologies for agriculture.

Prior to becoming a director of the Company, Mr. Bolton recognized the impact carbon intensity would have on agriculture. Mr. Bolton was one of the founders of AgCert International, and co-author of the first agricultural baseline methodology approved by the United Nations Framework Convention on Climate Change (UNFCC) AM0016: Greenhouse gas mitigation from improved animal waste management systems in confined animal feeding operations. Under his direction this methodology was the catalyst which allowed AgCert International to construct over 725 biodigesters impacting more than 94% of the qualifying concentrated animal feeding operations in Mexico and Brazil. The construction and operation of these biodigesters dramatically improved each farms local environment impact while also lowering their carbon intensity. The cooperation between AgCert and the local farmers enabled the use of the Clean Development Mechanism of the UNFCC to produce and market millions of certified emissions for the purchasers, as well as covering the costs of each farms biodigesters.

Peter Zimeri is self-employed and has been semi-retired since 2010. He has been the single largest private producer of electricity in Central America through his ownership and operation of five power plants producing 120 MW of electricity. He has also been the owner of a textile plant with a workforce of over 3000. He has degrees in Mechanical and Aeronautical Engineering from Georgia Tech. He has been a board member of the International Civil Aviation Organization and has extensive contacts in the aviation world, which is the reason he was selected to be a director, along with his experience managing plants. He is not currently a member of any other corporate board.

Edmund (Ned) Burke has been a director of the Company since 2020 and previously served in the financial services industry for the last 36 years, and his extensive contacts are the reason he was selected to be a board member. He recently retired as CEO of ALPS Holdings Inc., a wholly owned subsidiary of SS&C Technologies Inc. Ned joined ALPS in 1992 as National Sales Manager, was named President in 2000 and became CEO in 2005 with the acquisition of ALPS by private equity firm Lovell Minnick Partners. ALPS was then acquired by DST Systems in 2011 and he remained CEO through DST being acquired by SS&C until his retirement in 2019. From the time he became president in 2000 through his retirement in 2019, his company’s revenue grew from approximately $10 million to over $220 million. Prior to ALPS, he held Regional Vice President positions with Fidelity Investments and Pioneer Investments.

Mr. Burke currently serves on the boards of 4 investment company complexes: Financial Investors Trust, ALPS ETF Trust, Clough Global Funds and Liberty AllStar Funds. He also is an investor/advisor to a number of small companies. He has a B.A. in Economics from the University of New Hampshire.

Audit Committee and Audit Committee Financial Expert

The Company has had a functioning audit committee as of May 2018, that then consisted of Anthony Santelli as chair and financial expert, and Charles Sills and two former board members. Anthony Santelli remained the Chair and financial expert on the audit committee until June 26, 2020, at which point he stepped down from the Chair and was replaced by George Bolton. From that date to the present, George Bolton has been the Chair and Charles Sills and Anthony Santelli the remaining other members.

Involvement in Certain Legal Proceedings

During the past five years no director, person nominated to become a director, executive officer, promoter or control person of the Company has: (i) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated except for the following:

Four of the directors of the Company (Messrs. Slager, Santelli, Sills and Bolton) were directors or executive officers of the Company at the time of the Company’s filing of a Voluntary Petition for Non-Individuals Filing for Bankruptcy pursuant to Chapter 11 of the United States Bankruptcy Act in the United States Bankruptcy Court for the Southern District of Florida (Case No. 18-23071-EPK) on October 22, 2018. This Bankruptcy Proceeding was closed on October 25, 2019.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. The Company filed a Form 15 in 2018 ceasing to be a “reporting Company”. On January 5, 2021, the Company filed a Form 10, which became effective 60 days later, on March 8, 2021. As of the date of this filing, all officers and directors and greater than 10% shareholders have filed reports in accord with these regulations.

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

ITEM 11. – EXECUTIVE COMPENSATION

The Company’s board of directors has a compensation committee consisting entirely of independent directors, with Peter Zimeri as chair and George Bolton and Charles Sills as the other members. The Company’s compensation philosophy is based on its belief that its compensation programs should be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. The Company seeks to achieve three objectives, which serve as guidelines in making compensation decisions:

1.	Providing a total compensation package which is competitive and therefore enables it to attract and retain, high-caliber executive personnel;
2.	Integrating compensation programs with its short-term and long-term strategic plan and business objectives; and
3.	Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management log-term incentive through equity ownership.

The Company may compensate its officers with cash compensation, common stock and common stock options. The Company has not established any quantifiable criteria with respect to the level of compensation, stock grants or options. Rather, the Board of Directors and its compensation committee will evaluate cash, stock grants and stock options paid to executives in similarly situated companies.

With respect to stock grants and options which may be issued to the Company’s officers and directors, the Board and its compensation committee will consider an overall compensation package that includes both cash and stock-based compensation which would be in line with the Company’s overall operations and compensation levels paid to similarly situated companies. Under the Company’s 2012 Employee, Director Stock Plan, the administrator can provide for the grant of non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“ISOs”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“SARs”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants.

As of the date of this filing, the Company has two executives.

Commencing on January 1, 2021, Ben Slager, CEO, has an employment contract to receive a salary of $360,000 per annum until at least June 30, 2022, and until all his back pay due is paid. He will receive a $40,000 bonus plus health insurance. In addition, he must be given 6-months’ notice of termination, and shall receive a severance package of one-month’s pay in addition to the 6-months’ notice, or 3 months’ salary if he dies. If there is a change of control, all his options shall vest. His prior employment contracts from when he was Chief Technology Officer and CEO, dating back to 2017, all had his salary at $220,000 per annum.

Commencing January 1, 2021, Anthony Santelli, CFO, has an employment contract to receive a salary of $250,000 per annum, and may not be terminated until all his back pay due is paid. In addition, the CFO must be given 6-months’ notice of termination and shall receive a severance package of one-month’s pay in addition to the 6-months’ notice, or 3 months’ salary if he dies. If there is a change of control, all his options shall vest. His prior contracts as CFO and COO dating from October 20, 2018, had his salary at $200,000 per annum.

As of December 31, 2020, Ben Slager is owed $440,682 in back pay dating as far back as 2017, along with interest of $56,151. As of September 30, 2020, Anthony Santelli is owed $148,218 in back pay plus $16,033 in unpaid director’s fees, along with interest of $10,558.

As of December 31, 2020, AES Financial Advisors, LLC, an entity owned by Anthony Santelli II and his wife Marjorie Santelli, Esq., is owed $76,670, primarily dating from 2018, prior to when Dr. Santelli became COO, plus interest of $17,418.

The following table sets forth the compensation paid by the Company to its officers and directors for the fiscal years ended December 31, 2020, and December 31, 2019. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to its named executive officers and directors.

Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plans	Non-Qualified Deferred Comp on Earnings	Other	Total

Benjamin Slager	2020	185,500	-	-	414,850	-	-	-	$600,350
(CEO)	2019	98,497	-	-	103,132	-	-	-	$201,629

Anthony Santelli II	2020	152,497	-	-	414,850	-	-	8,334	$575,681
(CFO)	2019	88,497	-	-	51,566	-	-	-	$140,063

George D. Bolton	2020	-	-	-	-	-	-	-	$-
(Director)	2019	-	-	-	-	-	-	-	$-

Charles F. Sills	2020	-	-	-	-	-	-	31,185	$31,185
(Director)	2019	23,895	-	2,500	-	-	-	-	$26,395

Peter Zimeri	2020	-	-	-	6,431	-	-	-	$6,431
(Director)	2019	-	-	-	-	-	-	-	$-

Ned Burke	2020	-	-	-	-	-	-	-	$-
(Director)	2019	-	-	-	-	-	-	49,521	$49,521

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Ben Slager, CEO Chairman	5/9/2020	5,000,000	-	5,000,000	$0.10	5/9/2030
Anthony Santelli, CFO Director	5/9/2020	5,000,000	-	5,000,000	$0.10	5/9/2030
Peter Zimeri, Director	2/18/2020	100,000		-	$0.07	2/18/2025
Total		10,100,000	-	10,000,000

Plan category	Number of Securities to be Issued upon Exercise of outstanding options, warrants, and rights to Executives and Directors (column a) (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) as well as securities issued to other employees and consultants) (1)
Equity Compensation Plans Approved by Securities Holders	20,100,000	$0.10	8,484,755
Equity Compensation Plans Not Approved by Securities Holders	-	$-	-
Total	20,100,000	$0.10	8,484,755

(1)	As of December 31, 2020.

Warrants Issued to Management

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date
NONE		-	-	$-

Total		-	-	$-

(1)	As of December 31, 2020.

Outstanding Equity Awards at Fiscal Year End

In the year ended December 31, 2020, the Company’s Chief Executive Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS 2.0 process. Using a Black-Scholes asset pricing model, the vested options were valued at $414,850. In the year ended December 31, 2019, the Company’s Chief Executive Officer received options to purchase up to 4,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of $0.025 per share. Using a Black-Scholes asset pricing model, these agreement were valued at $103,132. In 2019, all these options issued in 2019 and all prior options were returned and the CEO purchased 30,000,000 shares of common stock at $0.005 per share upon the approval of the Bankruptcy Court.

In the year ended December 31, 2020, the Company’s Chief Financial Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS 2.0 process. Using a Black-Scholes asset pricing model, the vested options were valued at $414,850. In the year ended December 31, 2019, the Company’s Chief Financial Officer received options to purchase up to 2,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of $0.25 per share. Using a Black-Scholes asset pricing model, these agreement were valued at $51,566. In 2019, all these options and all prior options were returned and the CFO purchased 20,000,000 shares of common stock at $0.005 per share upon the approval of the Bankruptcy Court.

In the year ended December 31, 2019, director George Bolton returned all his options and purchased 4,700,000 shares of common stock at $0.005 per share upon the approval of the Bankruptcy Court.

In the year ended December 31, 2020, director Charles Sills converted $30,000 in back pay into 600,000 shares of common stock at a price of $0.05 per share. In the year ended December 31, 2019, he converted $2,500 of back pay into 500,000 shares of common stock upon approval of the Bankruptcy Court. In the year ended December 31, 2018, he received options to purchase 402,471 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan. Using a Black-Scholes asset pricing model, these agreement were valued at $14,418. In 2018, those options and others from prior years totaling 781,098 were rescinded, having been improperly issued, and back pay of $40,000 was rebooked as accounts payable. As of September 30, 2020, Mr. Sills is owed $31,543 in back pay.

In the year ended December 31, 2020, Peter Zimeri received options to purchase 100,000 shares of the Company’s common stock under the Company’s 2012 Employee Director Stock Plan, at an exercise price of $0.05/share. Using a Black-Scholes asset pricing model, these options were valued at $6,431.

In the year ended December 31, 2019, prior to being a director, Ned Burke received 1,000,000 warrants to purchase common stock at an exercise price of $0.05 per share in exchange for services. These warrants were valued at $49,521.

Additional Narrative Disclosures

A majority of the Company’s employees, including its executive officers, have entered into employment contracts with the company. The company does not offer any benefits package, deferred compensation, or retirement plan at this time, other than an employee stock option plan.

Director Compensation

In March 2015, the Board of Directors approved a resolution to award compensation packages to the Company’s independent directors for their service as directors or as members of any committee of directors. Each independent member of the board was to receive $10,000 in value of common stock, cash or five-year options per quarter. In addition, the Chairman of the Board was to receive a $3,000 monthly payment. In May 2018, the Board of Directors approved a resolution to cut the compensation package to $5,000 each quarter, and for it to be payable only in cash or to be accrued on the books. There was no additional compensation for the Chairman. Directors who are also officers are not to receive additional compensation for being Directors. Due to the necessity to restructure the Company, and the unusual amount of work that had been put onto Board members, the Board of Directors enabled stock to be purchased with accrued unpaid Board compensation with the approval of the Bankruptcy Court. After the Company exited Chapter 11, Board compensation reverted to $5,000 per quarter. In a resolution dated September 2020, the board voted to have the $5000 per quarter paid in restricted stock at the market price.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 31, 2021, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	No of Shares (2)	% Owned (1)
Benjamin Slager (3)	35,000,000	14.186
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Anthony Santelli, II (4)	43,490,027	17.338
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Charles F. Sills	1,100,000	0.455
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

George D. Bolton	4,700,000	1.944
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Peter Zimeri (5)	100,000	0.041
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Edmund Burke (6)	13,696,942	5.535
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

All officers and directors as a group (five persons)	98,086,969	37.487

Chris Jemapete (7)	17,275,000	7.147
6888 S. Irvington Court
Aurora, CO 80016

Steven Sadaka (8)	18,401,025	7.612
3474 Derby Ln
Weston, FL 33331

Chris and Angela Kneppers (9)	16,938,972	7.008
102 Grand View Avenue Hopewell, NJ 08525

(1)	The percentages in this table are based upon 241,721,947 shares of common stock issued and outstanding as of December 31, 2020, and assumes the persons vested options and warrants are exercised but none other.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 5,000,000 fully vested and exercisable employee options owned by Benjamin Slager. Benjamin Slager also has 11,000,000 additional employee options awarded, with 6,000,000 vesting January 1, 2022, and 5,000,000 vesting with the commercialization of the CTS 2.0 system, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately.

(4)	Includes 23,366,803 shares, 260,136 fully vested and exercisable warrants, and 5,000,000 vested and exercisable employee options owned by Anthony Santelli, II; 3,341,639 shares and 600,000 fully vested and exercisable warrants owned by AES Capital Partners, LP; 7,526,177 shares and 3,125,000 fully vested and exercisable warrants owned by The AES Capital Resource Fund, LP; and 135,136 shares and 135,136 fully vested and exercisable warrants owned by Santelli Partners, three entities controlled by Anthony Santelli, II. Anthony Santelli also has 9,000,000 additional employee options awarded, with 4,000,000 vesting on January 1, 2022, and 5,000,000 vesting with the commercialization of the CTS 2.0 system, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately.

(5)	Includes 100,000 fully vested and exercisable options.

(6)	Includes 7,980,128 shares and 5,716,814 fully vested warrants. In 2021, Mr. Burke has converted two debentures into 4,500,000 shares and 4,450,148 warrants, that are included in the above figures.

(7)	Includes 8,000,000 shares held by Chris Jemapete and 4,275,000 held jointly by Chris and Pamela Jemapete, his spouse. An additional 5,000,000 are owned by his spouse.

(8)	Includes 10,303,674 shares owned by Steven Sadaka, and 8,097,351 shares owned by SLMJ Rocky Opportunity Trust controlled by Steven Sadaka. He exercised all his warrants into shares in 2021.

(9)	Includes 16,838,972 shares owned communally.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent (5%) or more of the outstanding securities of any class of the issuer, other than as set forth above.

Changes in Control

The Company does not currently have any arrangements which if consummated may result in a change of control of the Company.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

1)	A board resolution was passed on February 13, 2020, that pledged the pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they continue to receive less than full salaries.
2)	Short-term notes payable, convertible notes, and contingent liabilities issued to related parties are described in NOTE 5 above.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Director Independence

The Company currently has four (4) independent directors within the meaning of Nasdaq Marketplace Rule 4200. With four (4) independent directors, the company feels that the current board can competently perform the functions that an independent Board of Directors would provide.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, Prager Metis CPA’s LLC for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2020, and review its interim financial statements for the first, second and third quarters of 2020 are approximately $32,000.

Audit Related fees

During the past fiscal year, no fees were billed or incurred for assurance or related services by the Company’s auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During the past fiscal year, the Company incurred approximately $6,100 for tax preparation fees for the fiscal year ended December 31, 2019.

All Other Fees

During the past fiscal year, no other fees were billed or incurred for services by the Company’s auditors other than the fees noted above. The Company’s board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of its auditors.

The Board of Directors Preapproval Policies

The Company has had a functioning audit committee since May 2018. Nevertheless, the Company’s full board approved of the audit arrangement with Prager Metis P.A. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Company’s board of directors regarding its engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, its board of directors is informed of each service provided, and such policies and procedures do not include delegation of its board of directors’ responsibilities under the Exchange Act to its management. The Company’s board of directors may delegate to one or more designated members of its board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If the board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ending December 31, 2020, 100% of audit-related services, tax services and other services performed by the Company’s independent auditors were pre-approved by its board of directors.

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

Alliance BioEnergy Plus, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	April 6, 2021

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	April 6, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	April 6, 2021

By	/s/ Anthony Santelli II
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	April 6, 2021

By	/s/ George D. Bolton
George D. Bolton
Director

Date	April 6, 2021

By	/s/ Charles F. Sills
Charles F. Sills
Director

Date	April 6, 2021

By	/s/ Peter Zimeri
Peter Zimeri
Director

Date	April 6, 2021

By	/s/ Edmund Burke
Edmund Burke
Director

Date	April 6, 2021

