Form 10-K/A
period 2020-12-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2021-04-26
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The Company has also licensed the Vertimass Process to convert ethanol (from the CTS 2.0 process) into bio-jet fuel. There is no up-front or annual fee until we are converting ethanol into bio-jet fuel. The license agreement with Vertimass is the subject of a confidentiality agreement between the parties. Since we are not yet producing ethanol on a commercial scale, it is too preliminary to discuss details.

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

The Company has a strategy that includes using its low-cost high-purity lignin co-product to produce biodegradable bioplastics. The Company has also licensed the Vertimass Process to convert ethanol (from the CTS 2.0 process) into bio-jet fuel. The license agreement with Vertimass is the subject of a confidentiality agreement between the parties

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has generated $194,319 in revenue, however it has not generated any revenues from its core business.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2020. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Controls over Financial Reporting

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

1.	We have an Audit Committee, but it does not currently contain an independent financial expert member. – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Although we have an Audit Committee, it does not currently include a member that is both a financial expert and considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We have inadequate cash controls. Although we have separated cash handling and accounting functions, we do not require dual signature on the Company’s bank accounts.
3.	As of December 31, 2020, the Company retains copies of all financial data and material agreements. Although the financial data are backed up in the cloud, the rest of the Company’s material agreements may not be. In the event of theft, misplacement, or loss due to fire or other unmitigated factors, it may not be possible for the Company to retain all of its material financial data and agreements.

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

We intend to address the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and plan to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

Alliance BioEnergy Plus, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	April 26, 2021

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	April 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	April 26, 2021

By	/s/ Anthony Santelli II
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	April 26, 2021

By	/s/ George D. Bolton
George D. Bolton
Director

Date	April 26, 2021

By	/s/ Charles F. Sills
Charles F. Sills
Director

Date	April 26, 2021

By	/s/ Peter Zimeri
Peter Zimeri
Director

Date	April 26, 2021

By	/s/ Edmund Burke
Edmund Burke
Director

Date	April 26, 2021

