Form 10-Q
period 2021-03-31
ALLIANCE BIOENERGY PLUS, INC.
filed 2021-05-17
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2021

Commission File Number: 000-54942

ALLIANCE BIOENERGY PLUS, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	45-4944960
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 607-3555

Former address if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes[X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

[  ] Yes [X] No

The number of the registrant’s shares of common stock outstanding were 272,311,066 as of May 12, 2021.

2

PART I – FINANCIAL INFORMATION

Alliance BioEnergy Plus, Inc.

Financial Statements

Period Ended March 31, 2021

UNAUDITED FINANCIAL STATEMENTS

OF

ALLIANCE BIOENERGY PLUS, INC.

January 1, 2021 through March 31, 2021

Alliance BioEnergy Plus, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$2,440,403	$286,579
Prepaid expenses	78,415	45,324
TOTAL CURRENT ASSETS	$2,518,818	$331,903
Other assets
Property and equipment, net of accumulated depreciation and amortization of $239,483 and $231,739 at March 31, 2021 and December 31,2020, respectively	243,107	247,431
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	125,120	144,876
Patents	142,853	138,016
TOTAL OTHER ASSETS	$541,356	$560,599
TOTAL ASSETS	$3,060,174	$892,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$18,379	$90,965
Accounts payable - Related Party	76,670	76,670
Deferred wages and director’s fees - Related party	227,295	676,477
Lease Liability - Current	81,938	80,078
Convertible Debentures — Related Party	-	75,000
Interest Payable - Related Party	50,056	99,268
TOTAL CURRENT LIABILITIES	$454,338	$1,098,458
Long term liabilities
Right of Use Lease Liability, net of current portion	51,020	72,346
Paycheck Protection Program SBA loan	66,330	66,330
Chapter 11 Settlement	50,000	50,000
Notes Payable — Related Party	2,521,562	2,521,562
Notes Payable — Other	216,570	216,570
Convertible debenture, payable from future profits — Related Party	-	204,000
TOTAL LONG TERM LIABILITIES	$2,905,482	$3,130,808
TOTAL LIABILITIES	$3,359,820	$4,229,266

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 272,251,066 shares issued and outstanding at March 31, 2021, and 241,721,947 shares issued and outstanding at December 31, 2020.	272,251	241,722
Additional paid-in capital	46,723,780	43,103,607
Accumulated deficit	(47,295,677)	$(46,682,093)
Total stockholders’ equity	$(299,646)	$(3,336,764)
TOTAL EQUITY (DEFICIT)	$(299,646)	$(3,336,764)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,060,174	$892,502

Alliance BioEnergy Plus, Inc
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended
	31-Mar
	2021	2020
Revenues	-	-
Operating expense:
General and administrative	306,277	200,034
Research & Development	265,074	90,616
Loss on disposal of assets	33,484	-
Total operating expenses	604,835	290,650

Loss from operations:	(604,835)	(290,650)

Other (income) expense:
Interest expense - related party	6,849	105,079
Interest expense - other	1,900	2,126
Total other (income) expense	8,749	107,204

Income (Loss) before provisions for income taxes	$(613,584)	$(397,854)
Provisions for income taxes	-	-
Net Income / (Loss):	$(613,584)	$(397,854)

Net income (loss) per share	$(0.002)	$(0.002)

Weighted average common shares outstanding
Basic and Diluted	260,659,019	221,667,958

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficiency)
Balance as of December 31, 2019	219,513,233	$219,513	-	-	$40,949,645	$(44,500,966)	$(3,331,808)
Issuance of common stock for services	705,352	705	-	-	34,295	-	35,000
Issuance of common stock and warrants for cash through PPM	5,500,000	5,500	-	-	269,500	-	275,000
Issuance of 100,000 vested options under the employee, director plan			-	-	6,431	-	6,431
Net Income (Loss)						(397,854)	(397,854)
Balance as of March 31, 2020	225,718,585	$225,718	-	-	$41,259,871	$(44,898,820)	$(3,413,231)

Balance as of December 31, 2020	241,721,947	$241,722	-	-	$43,103,607	$(46,682,093)	$(3,336,764)
Issuance of common stock for services	223,000	$223	-	-	$46,707	-	46,930
Issuance of 1,166,667 warrants for services		-	-	-	72,090	-	72,090
Warrants exercised	13,455,009	13,455	-	-	1,289,362	-	1,302,817
Issuance of common stock and warrants for cash through PPM	9,243,332	9,243	-	-	1,926,507	-	1,935,750
Issuance of common stock in exchange for debt	7,080,000	7,080	-	-	271,920	-	279,000
Issuance of 10,000 vested options under the employee, director plan		-			1,215		1,215
Employee stock options exercised	350,000	350	-	-	12,550	-	12,900
Cashless exercise of stock options	177,778	178	-	-	(178)	-	(0)
Net Income (Loss)						(613,584)	$(613,584)
Balance as of March 31, 2021	272,251,066	272,251	-	-	46,723,780	(47,295,677)	(299,646)

Alliance BioEnergy Plus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	31-Mar-21	31-Mar-20
Cash flows from operating activities
Net Income (Loss)	$(613,584)	$(397,854)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	31,220	29,635
Stock based compensation for services	46,930	35,000
Net Issuance of options and warrants for services	73,305	6,431
Loss on Disposal of assets	33,484	-
Changes in operating assets and liabilities
Prepaid expenses	(33,091)	44,618
Accrued interest - related party	(49,302)	105,079
Accounts payable and accrued liabilities	(521,677)	33,347
Right of use lease	(19,466)	(18,899)
Net cash used in operating activities	(1,052,181)	(162,642)

Cash flows from investing activities
Purchase of property and equipment	(40,624)	(44,814)
Patent Costs	(4,838)	(1,100)
Net cash from (used in) investing activities	(45,462)	(45,914)

Cash flows from financing activities
Proceeds from exercise of warrants and options	1,315,717	-
Net proceeds from issuance of common stock	1,935,750	275,000
Net cash provided by financing activities	3,251,467	275,000

Net increase (decrease) in cash and cash equivalents	2,153,824	66,444

Cash and cash equivalent at beginning of the period	286,579	110,630
Cash and cash equivalent at end of the period	$2,440,403	$177,074

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Cashless conversion of warrants/options	$-	$-
Conversion of convertible debenture to common stock	$279,000	$-

Alliance BioEnergy Plus, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of March 31, 2021, the Company has a working capital surplus of $2,064,480. As of March 31, 2021, the Company has incurred accumulated losses of $47,295,677. On October 22, 2018, the Company filed for Chapter 11 bankruptcy. On September 18, 2019, the judge confirmed the Company’s Chapter 11 Plan, and on October 25, 2019, the bankruptcy case was closed. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

The stock compensation issued for services during the 3 months ended March 31, 2021, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the three months ended March 31, 2021:

1/5/21
Risk-free interest rate	0.96%
Expected life	10 years
Expected dividends	0%
Expected volatility	209.98%
ALLM common stock fair value	$0.124

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end product is sugar converting to ethanol, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process, which were $142,853 as of March 31, 2021 and $138,016 as of December 31, 2020.

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2021, and March 31, 2020, the amounts charged to research and development expenses were $265,074, and $90,616, respectively.

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

NOTE 4 – ASSETS

Patents

The Company has been granted one patent on its technology, has filed for two others, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $142,853 as of March 31, 2021.

NOTE 5 – DEBT

Convertible Debentures—Related Parties

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

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four-week period. Payments are deferred until the SBA determines the amount to be forgiven. The balance on this PPP loan was $66,330 as of March 31, 2021, and has been classified as a long-term liability in notes payable. On April 21, 2021, the Company received notice that the entire amount is forgiven.

Notes Payable – Chapter 11 Settlement

On July 18, 2018, the Company’s former Controller Dennis Lenaburg sued the Company for $2,694,577 dollars plus stock warrants in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. That lawsuit was moved to the Bankruptcy Court when the Company entered Chapter 11 on October 22, 2018. The Company filed a Complaint against Lenaburg on November 16, 2018, in the bankruptcy court in the Southern District of Florida. The bankruptcy judge ordered mediation, and a settlement was reached that paid Lenaburg $13,650 upon Plan Confirmation and a $50,000 claim payable out of post-confirmation net profits over 3 years, plus 1.5 million common stock warrants with a strike price of $0.30/share and a ten-year expiration period. The $50,000 is due on September 18, 2022.

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

On May 15, 2018, the Company entered into a short-term loan with Christopher Jemapete, with a principal balance of $50,000 due and payable on May 16, 2019. The note carried an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note as well as 1,000,000 warrants with a $0.10 strike price and with a 5-year expiration. These inducement shares were valued at $36,250 and are being amortized over the life of the note; the warrants had a value of $24,449. On August 25, 2018, this note was restructured to remove the warrants. As of June 30, 2018 accrued interest on this note is $315. The note was renegotiated during the Company’s Chapter 11 proceedings, and as per the Plan Confirmation, it is agreed that $50,315.07 is to be paid out of future gross revenues.

On May 15, 2018, the Company entered into a short-term loan with Pamela Jemapete, with a principal balance of $50,000 due and payable on May 16, 2019. The note carried an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note as well as 1,000,000 warrants with a $0.10 strike price and with a 5-year expiration. These inducement shares were valued at $36,250 and are being amortized over the life of the note; the warrants had a value of $24,449. On August 25, 2018, this note was restructured to remove the warrants. As of June 30, 2018 accrued interest on this note is $315. The note was renegotiated during the Company’s Chapter 11 proceedings, and as per the Plan Confirmation, it is agreed that $50,315.07 is to be paid out of future gross revenues.

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

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	March 31, 2021	December 31, 2020
Short Term Convertible Debentures Related Party	$-	$75,000
Long Term Chapter 11 Settlement	$50,000	$50,000
Long Term Paycheck Protection Program SBA loan	$66,330	$66,330
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
Long Term Convertible Debentures — Related Party	$-	$204,000
TOTAL NOTES	$2,854,462	$3,133,462

Of the $2,854,462 due as of March 31, 2021, $2,738,132 is due out of future revenue or future profits. $2,417,502 of the $2,854,462 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. $66,330 has be forgiven by the SBA in April, 2021. The remaining debt that would not be discharged or forgiven is $370,630, consisting of $200,630 due to related parties, and $120,000 due to other, and a $50,000 Chapter 11 settlement.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 510 million, 500 million of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of March 31,2021, the Company had 272,251,066 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

For the three months ended March 31, 2021, the Company issued an aggregate of 223,000 shares of its common stock for services valued at $46,930.

For the three months ended March 31, 2021, the Company raised $1,935,750 through its private offerings and issued 9,243,332 shares.

For the three months ended March 31, 2021, 13,455,009 warrants were executed at an average price of $0.10 cents/share for total proceeds of $1,302,817.

For the three months ended March 31, 2021, the Company issued an aggregate of 1,166,667 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $72,090. They have a 6-month term with exercise prices of 15 cents per share.

For the three months ended March 31, 2021, 250,000 employee stock options were exercised using the cashless exercise provision to obtain 177,778 shares.

For the three months ended March 31, 2021, 350,000 employee stock options were exercised for proceeds of $12,900.

For the three months ended March 31, 2021, 9,913,334 warrants expired.

For the three months ended March 31, 2021, the Company issued 20,530,000 employee stock options, 10,000 of which were vested.

For the three months ended March 31, 2021, $279,000 of convertible notes issued during Chapter 11 converted into 7,080,000 shares of common stock.

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

Leases

The Company consolidated its premises into one location on November 1, 2019, and currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. The lease period is for twenty-four (24) months from November 1, 2019, to October 31, 2021. This had been extended for one year until October 31, 2022. Annual rent commenced at $84,100 per annum and increases 3% per year. Tenant is also required to cover operating costs that are estimated at $3,084 per month. Operating lease expense is recognized on a straight-line basis over the lease term and is included in General & Administrative expenses.

ASC 842 was effective for us beginning January 1, 2019. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

Rent expense for the three months ending March 31, 2021, and 2020, were $20,045 and $20,054, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

YEAR ENDED	March 31, 2021	December 31, 2020
Right of Use Lease Liabilities
Current portion	81,938	80,078
Long-term portion	51,020	72,346
TOTAL	132,957	152,424

As of March 31, 2021, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2021	87,056
2022	74,351
2023	0

TOTAL	$161,407

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Transactions

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

1)	Short-term notes payable, convertible notes, and contingent liabilities issued to related parties are described in NOTE 5.
2)	A board resolution was passed on February 13, 2020, that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they continue to receive less than full salaries.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

From March 31, 2021, through the date of filing, the Company raised $15,000 through its private offerings and issued 60,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company completed its 4th generation CTS 2.0 prototype system in July 2020, upgraded it in early 2021, and is currently testing it to optimize various parameters towards the engineering and scale up to a commercial size reactor.

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

Currently, the US government gives a D3 RIN to incentivize the production of renewable fuels from cellulosic materials. The value of the D3 RIN fluctuates, but as of this filing, it is around $1.60 per gallon of ethanol on top of the market price of ethanol.

The Company believes that its CTS 2.0 process can produce ethanol profitably at the market price, and with the D3 RIN should generate substantial profits and cash flow in amounts sufficient to cover the Company’s operating expenses and debt service.

The Company has a strategy that includes using its low-cost high-purity lignin co-product to produce biodegradable bioplastics. The Company has also licensed the Vertimass Process to convert ethanol (from the CTS 2.0 process) into bio-jet fuel. That agreement is subject to confidentiality between the parties.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has generated $194,319 in revenue, however it has not generated any revenues from its core business.

Capital Formation

On January 5, 2021, the Company closed a financing at 7.5 cents per share having sold 2,143,332 shares and raised $160,750 from the beginning of the year until January 5th.

In January 2021, the company commenced a new offering of shares of its common stock valued at $0.25 per share. Through the date of filing, the Company has sold 7,160,000 shares for aggregate proceeds of $1,790,000.

From January 1, 2021, through the date of filing, the Company issued an aggregate of 223,000 shares of its common stock for services valued at $46,930.

From January 1, 2021, through the date of filing, the Company issued an aggregate of 1,166,667 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $72,090. They have a 6-month term with exercise prices of 15 cents per share.

From January 1, 2021, through the date of filing, the Company issued options to its managers and employees to purchase 20,530,000 shares of its common stock for a period of ten years at the exercise price of 15 cents per share. Using a Black-Scholes asset-pricing model, these agreements were valued at $2,543,247. Only 10,000 of these options have vested, with a valuation of $1,215.

From January 1, 2021, through the date of filing, 350,000 previously issued options were exercised for proceeds of $12,900. In addition, 250,000 options were exercised on a cashless basis for 177,778 shares.

From January 1, 2021, through the date of filing, warrants were exercised, for the purchase of 13,455,009 shares of common stock, at prices ranging from $0.005 to $0.25 per share for total proceeds of $1,302,817.

From January 1, 2021, through the date of filing, $279,000 of debt issued during Chapter 11 was exchange for 7,080,000 shares of stock.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. At March 31, 2021, the Company had a working capital surplus of $2,064,480 and had incurred accumulated losses of $47,295,677 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three month period ended March 31, 2021(unaudited) to March 31, 2020

For the three months ended March 31, 2021, the Company recognized $0 in revenue as opposed to $0 in 2020.

For the three months ended March 31, 2021, the Company’s general and administrative expenses increased by $106,243 to $306,277 from $200,034 in 2020. This increase is primarily the result of a $73,259 increase in consultancy fees and $21,223 in promotion related to financings.

Interest expense decreased in the quarter ended March 31, 2021 by $98,455 to $8,749 from $107,204 in 2020. The decrease in 2021 was primarily the result of the Company’s decision in 2020 to pay interest on back pay due, and in 2021 of having paid some of that back pay off.

For the three months ended March 31, 2021 the Company recorded non-cash impairments of assets of $33,484, as compared to zero in 2020. This was the result of disposing of laboratory assets no longer in use.

Research and development (R&D) costs for the three months ended March 31, 2021 were $265,074, an increase of $174,458 from $90,616 in 2020. The increase in R&D expenses is primarily the result of hiring additional personnel to accelerate the process of commercializing the CTS 2.0 system.

Liquidity and Capital Resources

Liquidity

As of March 31, 2021, the Company had $2,440,403 in cash, and total stockholders’ equity at March 31, 2021, was negative $299,646. As of December 31, 2020, the Company had $286,579 in cash and total stockholders’ equity at December 31, 2020 was negative $3,336,764. Total debt, including advances, accounts payable and other notes payable at March 31, 2021, together with interest payable thereon and contingent liabilities, was $3,359,820 a decrease of $869,446 from December 31, 2020, where it stood at $4,229,266. This decrease is attributable to the conversion of convertible notes and the repayment of the majority of deferred wages. $1,820,630 of the remaining debt was renegotiated to be payable out of future revenue and $917,502 out of future profits and otherwise does not come due.

During the fiscal quarter ended March 31, 2021, the Company’s operating activities increased by $314,185 to $604,835 from $290,650. This increase can primarily be attributed to an increase in R&D expenses and expenses related to raising capital as compared to 2020.

During the fiscal quarter ended March 31, 2021, the Company’s investing activities used $45,462 in cash. This can be primarily attributed to capitalizing $4,838 in patent costs and $40,624 used to purchase machinery and equipment. During the fiscal quarter ended March 31, 2020, the Company’s investing activities used $45,914. This is primarily due to the purchase of equipment of $44,814.

During the fiscal quarter ended March 31, 2021, the Company generated an aggregate of $3,251,467 through its financing activities, which is an increase of $2,976,467 from $275,000 during the fiscal quarter ended March 31, 2020. This increase from the prior year can primarily be attributed to $1,935,750 in the sale of common stock through the Company’s private offerings in 2021, and $1,315,717 in proceeds from the exercise of warrants and options.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing around $10 million to optimize and scale up its CTS 2.0 system to be commercially ready. The Company anticipates reaching this stage around 18 months after financing. There is no guarantee that we will achieve this additional funding.

As of the date of filing, the Company has raised $3,266,467 in 2021, through the issuance of common stock and the exercise of warrants and options, in addition to $10,998,234 through the end of 2020, for a total of $14,254,701, in addition to capital raised through debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of March 31, 2021, shareholders’ equity was negative $299,646.

There were 272,251,066 shares of common stock issued and outstanding as of March 31, 2021.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 to a reasonable assurance level because of the material weaknesses described below.

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We have an Audit Committee, but it does not currently contain an independent financial expert member. – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Although we have an Audit Committee, it does not currently include a member that is both a financial expert and considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We have inadequate cash controls. Although we have separated cash handling and accounting functions, we do not currently require dual signature on the Company’s bank accounts.
3.	The Company has insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.
4.	Although the Company retains copies of all financial data and material agreements and backs them up in the cloud, the rest of the Company’s material agreements may not be. In the event of theft, misplacement, or loss due to fire or other unmitigated factors, it may not be possible for the Company to retain all of its material financial data and agreements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2021, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Mark Cox	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Dave Vanchina	01/05/21	Common Stock	200,000	Purchased @ $0.075 per share
Pamela McKenna	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Michael Bozek	01/05/21	Common Stock	135,000	Purchased @ $0.075 per share
Sean Edmund Burke	01/05/21	Common Stock	133,334	Purchased @ $0.075 per share
Jeffrey Howard	01/05/21	Common Stock	200,000	Purchased @ $0.075 per share
Brian Joseph Burke	01/05/21	Common Stock	275,000	Purchased @ $0.075 per share
Alexander C Shepard	01/05/21	Common Stock	400,000	Purchased @ $0.075 per share
Edmund Burke	01/05/21	Common Stock	266,666	Purchased @ $0.075 per share
Conner Thomas Burke	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Kevin Owen Burke	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Vestech Securities, Inc.	01/05/21	Common Stock	10,500	Professional Services

Bret Williams	01/05/21	Common Stock	59,500	Professional Services
Tom Camerlengo	01/11/21	Common Stock	200,000	Exercise of Options
Radall Brodsky	01/11/21	Common Stock	333,333	Exercise of Warrants
John Lucken	01/11/21	Common Stock	333,334	Exercise of Warrants
Mary Lucken	01/11/21	Common Stock	166,667	Exercise of Warrants

The Loyalty American Companies, Inc.	01/13/21	Common Stock	333,333	Exercise of Warrants
Annie Bindler	01/13/21	Common Stock	50,000	Convertible Debenture
Zachary Bindler	01/13/21	Common Stock	50,000	Convertible Debenture
SLMJ Rocky Opportunity Trust	01/15/21	Common Stock	480,000	Convertible Debenture
Annie Bindler	01/20/21	Common Stock	100,000	Exercise of Warrants
Zachary Bindler	01/20/21	Common Stock	100,000	Exercise of Warrants
John Allen James	01/20/21	Common Stock	200,000	Purchased @ $0.25 per share
Randall Brodsky	01/20/21	Common Stock	80,000	Purchased @ $0.25 per share
John E. Lucken Revocable Trust	01/20/21	Common Stock	80,000	Purchased @ $0.25 per share
Edmund Burke	01/22/21	Common Stock	3,500,000	Convertible Debenture
Edmund Burke	01/22/21	Common Stock	1,000,000	Convertible Debenture
AES Capital Partners	01/22/21	Common Stock	2,000,000	Convertible Debenture
Frank & Joan Costabile Trust	01/25/21	Common Stock	100,000	Purchased @ $0.25 per share
Stacy Costabile	01/25/21	Common Stock	100,000	Purchased @ $0.25 per share
Randall Brodsky	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
Mary T. Lucken Revocable Trust	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
John E. Lucken Revocable Trust	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
Bohdan Rudawski Revocable Trust	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Sam Spector	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Animated Family Films, Inc	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Bruce Greenburg Revocable Trust	01/26/21	Common Stock	250,000	Exercise of Warrants
Chris Kneppers	01/27/21	Common Stock	50,000	Exercise of Warrants
Bill Fitzpatrick	01/27/21	Common Stock	100,000	Professional Services
Audie Rolnick	01/27/21	Common Stock	90,000	Purchased @ $0.25 per share
Makhulu Holdings, LLC	01/29/21	Common Stock	100,000	Purchased @ $0.25 per share
Vecchitto FLP Valori, LLC	01/30/21	Common Stock	900,000	Exercise of Warrants

Annie Bindler	02/01/21	Common Stock	100,000	Exercise of Warrants
Zachary Bindler	02/01/21	Common Stock	100,000	Exercise of Warrants
Adam Langsom	02/01/21	Common Stock	15,000	Exercise of Warrants
Marjorie A Fidler & Michael Fidler	02/01/21	Common Stock	100,000	Purchased @ $0.25 per share
Gregory Nacron	02/01/21	Common Stock	80,000	Purchased @ $0.25 per share
Alexander Dimitrief	02/01/21	Common Stock	75,000	Exercise of Warrants
Arthur Lehrhoff	02/01/21	Common Stock	15,000	Exercise of Warrants
Bernard Lehrhoff	02/01/21	Common Stock	15,000	Exercise of Warrants
Bradley S Schmarak Declaration of Trust	02/01/21	Common Stock	45,000	Exercise of Warrants
Bryan I Schwartz Revocable Trust	02/01/21	Common Stock	15,000	Exercise of Warrants
Daniel J Hyman	02/01/21	Common Stock	15,000	Exercise of Warrants
Daniel Lehrhoff and Patti Lehrhoff Trust	02/01/21	Common Stock	30,000	Exercise of Warrants
David Duckler	02/01/21	Common Stock	30,000	Exercise of Warrants
Diane S Kahan	02/01/21	Common Stock	15,000	Exercise of Warrants
JCH Investments, LLC	02/01/21	Common Stock	75,000	Exercise of Warrants
Kenneth M Berman	02/01/21	Common Stock	15,000	Exercise of Warrants

Mason Phelps Revocable Trust	02/01/21	Common Stock	75,000	Exercise of Warrants
Michael Hochman IRA Rollover	02/01/21	Common Stock	21,000	Exercise of Warrants
Randy Abeles	02/01/21	Common Stock	30,000	Exercise of Warrants
Monique Miron	02/03/21	Common Stock	50,000	Purchased @ $0.25 per share
Russel L. Miron	02/03/21	Common Stock	50,000	Purchased @ $0.25 per share
Chris Kneppers	02/05/21	Common Stock	320,000	Exercise of Warrants
Tyler & Brett Properties, LLC	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Matthew & Ashley Beck	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Capital Consulting, Inc.	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Gary Noskin	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Martin Schwimmer	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Steven C Paul	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Vecchio Financial, LLC	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
PT7, LLC	02/05/21	Common Stock	800,000	Purchased @ $0.25 per share

Julie Kaplan	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
LK Dayton Investments, LLC	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Randall Brodsky	02/05/21	Common Stock	60,000	Purchased @ $0.25 per share
321Gold, Ltd.	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Steven Nelson	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Jason Walkow	02/05/21	Common Stock	40,000	Purchased @ $0.25 per share
ANIMATED FAMILY FILMS, INC.	02/08/21	Common Stock	100,000	Purchased @ $0.25 per share
Krzysztof Gozdziak	02/08/21	Common Stock	140,000	Purchased @ $0.25 per share
John Piper Jr.	02/09/21	Common Stock	50,000	Purchased @ $0.25 per share
Edward J Piper	02/09/21	Common Stock	50,000	Purchased @ $0.25 per share
M&K Bio LLC	02/09/21	Common Stock	600,000	Purchased @ $0.25 per share
Bradley S Schmarak	02/09/21	Common Stock	100,000	Purchased @ $0.25 per share
Evelyn Varvitsiotes	02/09/21	Common Stock	40,000	Purchased @ $0.25 per share
Paul M Chung Trust	02/09/21	Common Stock	100,000	Purchased @ $0.25 per share
Raymond L Leon	02/10/21	Common Stock	250,000	Purchased @ $0.25 per share
Anthony S De Leo & Paul De Leo JTWROS	02/11/21	Common Stock	200,000	Purchased @ $0.25 per share
Chris Kneppers	02/11/21	Common Stock	130,000	Exercise of Warrants
LABRYS FUND	02/12/21	Common Stock	100,000	Exercise of Warrants
John D Lane	02/12/21	Common Stock	350,000	Exercise of Warrants
John D Lane	02/12/21	Common Stock	362,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,000,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,425,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,815,342	Exercise of Warrants
Tom Camerlengo	02/19/21	Common Stock	150,000	Exercise of Options
Tom Camerlengo	02/19/21	Common Stock	177,778	Cashless Exercise of Options
Chris Kneppers	02/22/21	Common Stock	4,500,000	Exercise of Warrants
Mark Monahan	02/22/21	Common Stock	200,000	Purchased @ $0.25 per share
Jason Taylor	02/24/21	Common Stock	200,000	Purchased @ $0.25 per share
David Gross and Nancy Burgess	02/25/21	Common Stock	200,000	Exercise of Warrants
Vestech Securities, Inc.	03/03/21	Common Stock	6,450	Professional Services
Bret Williams	03/03/21	Common Stock	36,550	Professional Services
Max Assenheimer	03/17/21	Common Stock	10,000	Professional Services
Hazel Holdings, LP	03/22/21	Common Stock	1,000,000	Purchased @ $0.25 per share
Randall Brodsky	04/12/21	Common Stock	60,000	Purchased @ $0.25 per share

The securities issued in the above-mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(a)(2) of that Act and Rules 504 and 506 of Regulation D.

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

Alliance BioEnergy Plus, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	May 17, 2021

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	May 17, 2021

