Form 10-Q
period 2021-06-30
BLUE BIOFUELS, INC.
filed 2021-08-13
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2021

Commission File Number: 000-54942

BLUE BIOFUELS, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	45-4944960
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 607-3555

ALLIANCE BIOENERGY PLUS, INC.
Former name or former address if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Emerging Growth Company ☐
Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of the registrant’s shares of common stock outstanding were 272,411,065 as of August 12, 2021.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

Financial Statements

Period Ended June 30, 2021

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,863,097	$286,579
Prepaid expenses	78,415	45,324
TOTAL CURRENT ASSETS	$1,941,512	$331,903
Other assets
Property and equipment, net of accumulated depreciation and amortization of $250,051 and $231,739 at June 30, 2021 and December 31,2020, respectively	305,131	247,431
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	105,364	144,876
Patents	152,520	138,016
TOTAL OTHER ASSETS	$593,291	$560,599
TOTAL ASSETS	$2,534,803	$892,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$22,879	$90,965
Accounts payable - Related Party	76,670	$76,670
Deferred wages and director’s fees - Related party	235,795	$676,477
Lease Liability - Current	83,825	$80,078
Convertible Debentures — Related Party	-	75,000
Interest Payable - Related Party	56,868	99,268
TOTAL CURRENT LIABILITIES	$476,037	$1,098,458
Long term liabilities
Right of Use Lease Liability, net of current portion	29,372	72,346
Paycheck Protection Program SBA loan	-	66,330
Chapter 11 Settlement	50,000	50,000
Notes Payable — Related Party	2,521,562	2,521,562
Notes Payable — Other	216,570	216,570
Convertible debenture, payable from future profits — Related Party	-	204,000
TOTAL LONG TERM LIABILITIES	$2,817,504	$3,130,808
TOTAL LIABILITIES	$3,293,541	$4,229,266

STOCKHOLDERS’ EQUITY (deficit)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 272,311,065 issued and outstanding at June 30, 2021, and 241,721,947 shares issued and outstanding at December 31, 2020.	272,311	241,722
Additional paid-in capital	46,750,163	43,103,607
Accumulated deficit	(47,781,212)	(46,682,093)
Total stockholders’ equity	$(758,738)	$(3,336,764)
TOTAL EQUITY (DEFICIT)	$(758,738)	$(3,336,764)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,534,804	$892,502

Blue Biofuels, Inc

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	30-Jun		30-Jun
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-
Operating expense:
General and administrative	293,372	678,106	599,649	878,140
Research & Development	249,786	492,117	514,860	582,733
Loss on disposal of assets	-	-	33,484	-
Total operating expenses	543,158	1,170,223	1,147,992	1,460,873

Loss from operations:	(543,158)	(1,170,223)	(1,147,992)	(1,460,873)

Other (income) expense:
Loan Forgiveness	(66,330)	-	(66,330)	-
Interest expense - related party	6,812	34,197	13,661	139,275
Interest expense - other	1,896	1,840	3,796	3,966
Total other (income) expense	(57,622)	36,037	(48,873)	143,241

Income (Loss) before provisions for income taxes	$(485,535)	$(1,206,260)	$(1,099,119)	$(1,604,114)
Provisions for income taxes	-	-
Net Income / (Loss):	$(485,535)	$(1,206,260)	$(1,099,119)	$(1,604,114)

Net income (loss) per share	$(0.002)	$(0.005)	$(0.004)	$(0.007)

Weighted average common shares outstanding
Basic	266,513,255	224,059,843	266,513,255	224,059,843

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	219,513,233	$219,513	-	-	$40,949,645	$(44,500,966)	$(3,331,808)
Issuance of common stock for services	705,352	705	-	-	34,295	-	35,000
Issuance of common stock and warrants for cash through PPM	9,025,129	9,025	-	-	538,355	-	547,380
Issuance of 10,300,000 vested options under the employee, director plan			-	-	847,574	-	847,574
Net Income (Loss)						(1,604,114)	$(1,604,114)
Balance as of June 30, 2020	229,243,714	$229,243	-	-	$42,369,869	$(46,105,080)	$(3,505,968)

Balance as of December 31, 2020	241,721,947	$241,722	-	-	$43,103,607	$(46,682,093)	$(3,336,764)
Issuance of common stock for services	223,000	$223	-	-	$46,707	-	$46,930
Issuance of 1,166,667 warrants for services		-	-	-	72,090	-	72,090
Warrants exercised	13,455,009	13,455	-	-	1,289,362	-	1,302,817
Issuance of common stock and warrants for cash through PPM	9,303,331	9,303	-	-	1,941,447	-	1,950,750
Issuance of common stock in exchange for debt	7,080,000	7,080	-	-	271,920	-	279,000
Issuance of 210,000 vested options under the employee, director plan		-			12,658		12,658
Employee stock options exercised	350,000	350	-	-	12,550	-	12,900
Cashless exercise of stock options	177,778	178	-	-	(178)	-	(0)
Net Income (Loss)						(1,099,119)	$(1,099,119)
Balance as of June 30, 2021	272,311,065	$272,311	-	-	$46,750,163	$(47,781,212)	$(758,738)

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	30-Jun-21	30-Jun-20
Cash flows from operating activities
Net Income (Loss)	$(1,099,119)	$(1,604,114)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	63,001	59,271
Stock based compensation for services	46,930	35,000
Net Issuance of options and warrants for services	84,748	847,574
Loss on Disposal of assets	33,484	-
Changes in operating assets and liabilities
Prepaid expenses	(33,091)	63,618
Accrued interest - related party	(42,400)	139,275
Accounts payable and accrued liabilities	(508,768)	84,711
Forgiveness of PPP Loan	(66,330)	-
Right of use lease	(39,227)	(38,084)
Net cash used in operating activities	(1,560,772)	(412,748)

Cash flows from investing activities
Purchase of property and equipment	(114,673)	(134,718)
Security deposits	-	-
Patent Costs	(14,504)	(1,100)
Net cash from (used in) investing activities	(129,177)	(135,818)

Cash flows from financing activities
Proceeds from PPP Loan	-	66,330
Proceeds from exercise of warrants and options	1,315,717	-
Net proceeds from issuance of common stock	1,950,750	547,380
Net cash provided by financing activities	3,266,467	613,710

Net increase (decrease) in cash and cash equivalents	1,576,518	65,144

Cash and cash equivalent at beginning of the period	286,579	110,630
Cash and cash equivalent at end of the period	$1,863,097	$175,774

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Cashless conversion of warrants/options	$-	$-
Conversion of convertible debenture to common stock	$279,000	$-

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and new technologies sectors. In early 2018, our chief executive officer Ben Slager invented a new technology system it calls Cellulose-to-Sugar 2.0 or CTS 2.0, and a patent was granted in April 2021. Three additional patents pertaining to the technology have been filed in 2021. The 100% owned CTS 2.0 is a mechanical/chemical dry process for converting cellulose material into sugar for use in the biofuels industry. CTS 2.0 can convert any cellulosic material – like grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp, and the cellulosic portion of municipal solid waste – into sugars and lignin, and subsequently into biofuels and bioplastics. The CTS 2.0 system produces sugar and chemically unmodified sulfur-free lignin among other by-products. The sugar can then be further converted into biofuels and the lignin into bioplastics.

The new technology made it worthwhile to financially restructure the Company through Chapter 11. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. The Company exited Chapter 11 on September 18, 2019, while keeping all classes, including shareholders, unimpaired. The bankruptcy case was closed on October 25, 2019.

The Company’s focus is to commercialize its wholly owned CTS 2.0 technology. The Company is currently working with its 4th generation prototype and anticipates having a 5th generation semi-commercial scale system by the beginning of 2022.

Plan of Operation

The Company is now doing the engineering work to commercialize its 100% owned CTS 2.0 technology.

The Company has a strategy to diversify its product portfolio to potentially include the following:

1)	Producing and selling sugar or ethanol either direct or in combination with joint ventures, mergers, and/or acquisitions of existing businesses in the renewable energy space;
2)	Producing and selling low-cost high purity lignin, or using that lignin to produce biodegradable bioplastics, or making biodegradable bioplastics products and selling them under our own brand.
3)	Producing and selling other co-products like nanocellulose and specialty chemicals.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of June 30, 2021, the Company has a working capital surplus of $1,465,475. As of June 30, 2021, the Company has incurred accumulated losses of $47,781,212. On October 22, 2018, the Company filed for Chapter 11 bankruptcy. On September 18, 2019, the judge confirmed the Company’s Chapter 11 Plan, and on October 25, 2019, the bankruptcy case was closed. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Currently, the US government gives a D3 RIN to incentivize the production of renewable fuels from cellulosic materials. The value of the D3 RIN fluctuates, but as of this filing, it is around $3.06 per gallon of ethanol on top of the market price of ethanol.

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

The stock compensation issued for services during the 6 months ended June 30, 2021, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the six months ended June 30, 2021:

	1/5/21	5/18/21
Risk-free interest rate	0.96%	1.64%
Expected life	10 years	5 years
Expected dividends	0%	0%
Expected volatility	209.98%	176.37%
ALLM common stock fair value	$0.124	$0.300

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end product is sugar converting to ethanol, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process, which were $152,520 as of June 30, 2021 and $138,016 as of December 31, 2020.

Research and Development

The Company expenses all research and development costs as incurred. For the six months ended June 30, 2021, and June 30, 2020, the amounts charged to research and development expenses were $514,860, and $582,733, respectively.

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

Non-controlling interest in consolidated subsidiaries

The accompanying consolidated financial statements include the accounts of Blue Biofuels, Inc. and those subsidiaries that the Company has the ability to control either through voting rights or means other than voting rights. For these subsidiaries, the Company records 100% of the revenues, expenses, cash flows, assets and liabilities in its consolidated financial statements. For subsidiaries that the Company controls but hold less than 100% ownership, a non-controlling interest is recorded in the consolidated income statement to reflect the non-controlling interest’s share of the net income (loss), and a non-controlling interest is recorded in the consolidated balance sheet to reflect the non-controlling interest’s share of the net assets of the subsidiary.

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

Impairment of Long-Lived Assets

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

NOTE 4 – ASSETS

Patents

The Company has been granted one patent on its technology, has filed for three others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $152,520 as of June 30, 2021.

NOTE 5 – DEBT

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

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	June 30, 2021	December 31, 2020
Short Term Convertible Debentures Related Party	$-	$75,000
Long Term Chapter 11 Settlement	$50,000	$50,000
Long Term Paycheck Protection Program SBA loan	$-	$66,330
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
Long Term Convertible Debentures — Related Party	$-	$204,000
TOTAL NOTES	$2,788,132	$3,133,462

Of the $2,788,132 due as of June 30, 2021, $2,738,132 is due out of future revenue or future profits. $2,417,502 of the $2,788,132 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. The remaining debt that would not be discharged or forgiven is $370,630, consisting of $200,630 due to related parties, $120,000 due to other, and a $50,000 Chapter 11 settlement.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1 billion of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of June 30,2021, the Company had 272,311,065 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

For the six months ended June 30, 2021, the Company issued an aggregate of 223,000 shares of its common stock for services valued at $46,930.

For the six months ended June 30, 2021, the Company raised $1,950,750 through its private offerings and issued 9,303,331 shares.

For the six months ended June 30, 2021, 13,455,009 warrants were executed at an average price of $0.10 cents/share for total proceeds of $1,302,817.

For the six months ended June 30, 2021, the Company issued an aggregate of 1,166,667 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $72,090. They have a 6-month term with exercise prices of 15 cents per share.

For the six months ended June 30, 2021, 200,000 employee stock options were exercised using the cashless exercise provision to obtain 177,778 shares.

For the six months ended June 30, 2021, 350,000 employee stock options were exercised for proceeds of $12,900.

For the six months ended June 30, 2021, 13,323,850 warrants expired.

For the six months ended June 30, 2021, the Company issued 20,730,000 employee stock options, 210,000 of which were vested.

For the six months ended June 30, 2021, $279,000 of convertible notes issued during Chapter 11 converted into 7,080,000 shares of common stock.

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

Rent expense for the six months ending June 30, 2021, and 2020, were $32,384 and $31,427, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

YEAR ENDED	June 30, 2021	December 31, 2020
Right of Use Lease Liabilities
Current portion	83,825	80,078
Long-term portion	29,372	72,346
TOTAL	113,197	152,424

As of June 30, 2021, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2021	40,852
2022	72,345
2023	0

TOTAL	$113,197

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From June 30, 2021, to the date of this filing, the Company raised $25,000 in its offering at $0.25/share for 100,000 shares of common stock.

From June 30, 2021, to the date of this filing, 500,000 warrants expired.

On July 26, 2021, the Company filed an Amendment to its Articles of Incorporation with the State of Nevada changing the name of the Company to Blue Biofuels, Inc, and increasing the authorized shares to 1,000,000,000 from 500,000,000. The Company is waiting for FINRA to approve the name change and symbol change.

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

Business Overview

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and bioplastics technologies sectors.

In early 2018, our chief executive officer Ben Slager invented a new technology system we call Cellulose-to-Sugar or CTS 2.0, and the Company filed a patent application for this technology. Mr. Slager has since further developed the system with the laboratory personnel. The CTS 2.0 process is a continuous mechanical/chemical dry process for converting cellulose material into sugar and lignin, as compared to the CTS 1.0 which is a batch process. The CTS 2.0 creates molecular contact between two reactive solid components instead of a more conventional reaction which uses liquid or gas components. The reactants are (1) the cellulose, which is broken down into its components being sugars and lignin; (2) a catalyst, which is cheap and abundantly available, and recycled in the process. The CTS 2.0 machine allows for exact process control to ensure that all the material passing through it does so on the optimum reaction parameters through which optimal efficiency is achieved. The patent on the CTS 2.0 was awarded in 2021 (US10994255). In addition to this patent the Company has filed three additional patents that are currently pending. The CTS 2.0 technology and related patents represent the results of our continued development of CTS 2.0 towards commercialization.

CTS differs from other processes that seek to convert cellulose into sugar. Other processes use enzymes, or expensive chemicals like strong acids or bases. Some use high temperature or high pressure steam. CTS 2.0 can convert any cellulosic material – including grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp or king grass, and the cellulosic portion of municipal solid waste – into sugars and subsequently into biofuels and bioplastics without the use of enzymes or liquid acids. CTS 2.0 has a near zero carbon footprint, and recycles the water and catalyst.

At commercial scale, management expects to be able to produce ethanol at a lower cost than any competitor due to the fact that the CTS 2.0 process is uncomplicated and efficient, and has high value by-products. We believe an additional significant difference between CTS 2.0 and corn ethanol is the wide range of feedstocks that CTS 2.0 can process compared to corn. The CTS feedstocks are not food and have much lower costs than corn. In addition, while in corn ethanol only the corncobs are used, the CTS 2.0 uses the whole plant or its waste products. In the case of king grass vs corn, king grass grows so prolifically that processing king grass with the CTS 2.0 could potentially yield 3000 gallons per acre per year whereas corn only yields 600 gallons per acre per year.

The Company has proceeded with engineering and development of its technology towards commercialization. The Company built a second generation prototype in 2018, and a third generation prototype in 2019. The Company completed its 4th generation CTS 2.0 prototype system in July 2020, and upgraded it in 2021. The Company is currently testing the 4th generation CTS 2.0 to optimize various parameters towards the engineering and scale up of a commercial size reactor. The Company expects to have its 5th generation CTS prototype, along with auxiliary equipment, completed by the beginning of 2022. The Company expects that the 5th generation CTS 2.0 prototype will have around 10 times the capacity of the 4th generation system.

The CTS system converts plant-based feedstock into two product streams, cellulose and lignin, each of which can be converted into multiple products. 1. Cellulose is broken down into sugars and nanocellulose. Nanocellulose has various uses in various industries including the pharmaceutical industry. Sugar leads to specialty chemicals and biofuels: ethanol & jet fuel. 2. Lignin can be used in ion exchange resins, specialty chemicals, or to create bioplastics. It can also be burned as a renewable fuel.

Plan of Operation

The Company’s strategy is to diversify its product portfolio to include a number of product lines. These potentially include (1) biofuels – such as ethanol, or converting ethanol into higher biofuels like jet-fuel and the like; (The Company has a license agreement in place with Vertimass, LLC, on a non-exclusive basis, to use the patented Verimass Process to convert ethanol into jet-fuel, bio-diesel, bio gasoline and further green chemical components) (2) selling sulfur-free lignin to ion exchange resin producers; (3) making bioplastics from lignin; (4) making nanocellulose. We believe these, and other markets, could potentially be highly profitable co-products.

Our goal is to develop our CTS 2.0 technology to a commercial scale and then seek to either enter into a joint venture or acquire existing corn ethanol plants to install the CTS 2.0 technology. The Company is also looking into converting ethanol to jet fuel. To minimize dilution to shareholders, we will seek project-based financing to build (or acquire and retrofit) or joint venture with existing ethanol producers to produce cellulosic ethanol and lignin/bioplastics and other specialty chemicals from our CTS 2.0 system. We believe retrofitting existing plants with the CTS 2.0 technology may achieve more rapid commercialization than building new plants. After its first plant is profitable, the Company intends to grow with additional plants in the United States and explore international growth by either licensing the technology or forming joint ventures with foreign domestic partners to build plants ourselves.

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency, mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. (D6 is for corn ethanol). The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.13 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

We believe that our CTS 2.0 process can potentially produce ethanol profitably at the market price, particularly if we include anticipated potential revenue streams from by-products, and in conjunction with the D3 RIN that we expect to potentially receive for each gallon of ethanol.

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

From January 1, 2021, through the date of filing, the Company issued options to its managers and employees to purchase 20,730,000 shares of its common stock for a period between five and ten years at the exercise price of 15 to 30 cents per share. Using a Black-Scholes asset-pricing model, these agreements were valued at $2,600,409. Only 210,000 of these options have vested, with a valuation of $12,658.

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

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. At June 30, 2021, the Company had a working capital surplus of $1,465,475 and had incurred accumulated losses of $47,781,212 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three and six month period ended June 30, 2021(unaudited) to June 30, 2020

For the three and six months ended June 30, 2021, the Company recognized $0 in revenue as opposed to $0 in 2020.

For the three months ended June 30, 2021, the Company’s general and administrative expenses decreased by $384,734 to $293,372 from $678,106 in 2020. This decrease is primarily the result of a $414,850 decrease in equity-based compensation and a $24,600 increase in accounting fees, partially offset by an increase in legal fees of $37,902.

For the six months ended June 30, 2021, the Company’s general and administrative expenses decreased by $278,491 to $599,649 from $878,140 in 2020. This decrease is primarily the result of a $421,281 decrease in equity-based compensation and a $31,900 decrease in accounting fees, partially offset by an increase in legal fees of $42,942 and an increase in consulting fees of $46,268 related to financings.

Interest expense decreased in the quarter ended June 30, 2021 by $27,329 to $8,708 from $36,037 in 2020. The decrease in 2021 was primarily the result of the Company’s decision in 2021 of having paid most of its back pay due, which carries an interest rate of 10% per annum.

Interest expense decreased in the six months ended June 30, 2021 by $125,785 to $17,457 from $143,242 in 2020. The decrease in 2021 was primarily the result of the Company’s decision in 2020 to pay interest on back pay due, and in 2021 of having paid most of that back pay off.

For the three and six months ended June 30, 2021 the Company recorded non-cash impairments of assets of $33,484, as compared to zero in 2020. This was the result of disposing of laboratory assets no longer in use.

Research and development (R&D) costs for the quarter ended June 30, 2021 were $249,786, a decrease of $242,331 from $492,117 in 2020. The decrease in R&D expenses is primarily the result of a reduction of $414,850 in equity-based compensation offset by an increase in payroll of $115,950 from the hiring of additional personnel to accelerate the process of commercializing the CTS 2.0 system.

Research and development (R&D) costs for the six months ended June 30, 2021 were $514,860, a decrease of $67,873 from $582,733 in 2020. The decrease in R&D expenses is primarily the result of a reduction in $414,850 in equity based compensation offset by an increase in payroll of $220,142.

Liquidity and Capital Resources

Liquidity

As of June 30, 2021, the Company had $1,863,097 in cash, and total stockholders’ equity on June 30, 2021, was negative $758,738. As of December 31, 2020, the Company had $286,579 in cash and total stockholders’ equity at December 31, 2020 was negative $3,336,764. Total debt, including advances, accounts payable and other notes payable at June 30, 2021, together with interest payable thereon and contingent liabilities, was $3,293,541 a decrease of $935,725 from December 31, 2020, where it stood at $4,229,266. This decrease is attributable to the conversion of convertible notes, the forgiveness of the Paycheck Protection Program SBA loan, and the repayment of the majority of deferred wages. $1,820,630 of the remaining debt was renegotiated to be payable out of future revenue and $917,502 out of future profits and otherwise does not come due.

During the six months ended June 30, 2021, the Company’s operating activities decreased by $313,064 to $1,147,809 from $1,460,873. This decrease can primarily be attributed to a decrease in equity based compensation of $836,131 offset by an increase salaries and bonuses of $297,811 and an increase in professional fees of $67,843.

During the six months ended June 30, 2021, the Company’s investing activities used $129,177 in cash. This can be primarily attributed to capitalizing $14,504 in patent costs and $114,673 used to purchase machinery and equipment. During the six months ended June 30, 2020, the Company’s investing activities used $135,818. This is primarily due to the purchase of equipment of $134,718.

During the six months ended June 30, 2021, the Company generated an aggregate of $3,266,467 through its financing activities, which is an increase of $2,652,757 from $613,710 during the six months ended June 30, 2020. This increase from the prior year can primarily be attributed to $1,950,750 in the sale of common stock through the Company’s private offerings in 2021, and $1,315,717 in proceeds from the exercise of warrants and options.

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

Equity

As of June 30, 2021, shareholders’ equity was negative $758,738.

There were 272,311,065 shares of common stock issued and outstanding as of June 30, 2021.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 to a reasonable assurance level because of the material weaknesses described below.

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We have inadequate cash controls. Although we have separated cash handling and accounting functions, we do not currently require dual signature on the Company’s bank accounts.
2.	The Company has insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.
3.	Although the Company retains copies of all financial data and material agreements and backs them up in the cloud, the rest of the Company’s material agreements may not be. In the event of theft, misplacement, or loss due to fire or other unmitigated factors, it may not be possible for the Company to retain all of its material financial data and agreements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2021, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Mark Cox	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Dave Vanchina	01/05/21	Common Stock	200,000	Purchased @ $0.075 per share
Pamela McKenna	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Michael Bozek	01/05/21	Common Stock	135,000	Purchased @ $0.075 per share
Sean Edmund Burke	01/05/21	Common Stock	133,334	Purchased @ $0.075 per share
Jeffrey Howard	01/05/21	Common Stock	200,000	Purchased @ $0.075 per share
Brian Joseph Burke	01/05/21	Common Stock	275,000	Purchased @ $0.075 per share
Alexander C Shepard	01/05/21	Common Stock	400,000	Purchased @ $0.075 per share
Edmund Burke	01/05/21	Common Stock	266,666	Purchased @ $0.075 per share
Conner Thomas Burke	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Kevin Owen Burke	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Vestech Securities, Inc.	01/05/21	Common Stock	10,500	Professional Services
Bret Williams	01/05/21	Common Stock	59,500	Professional Services
Tom Camerlengo	01/11/21	Common Stock	200,000	Exercise of Options
Radall Brodsky	01/11/21	Common Stock	333,333	Exercise of Warrants
John Lucken	01/11/21	Common Stock	333,334	Exercise of Warrants
Mary Lucken	01/11/21	Common Stock	166,667	Exercise of Warrants

The Loyalty American Companies, Inc.	01/13/21	Common Stock	333,333	Exercise of Warrants
Annie Bindler	01/13/21	Common Stock	50,000	Convertible Debenture
Zachary Bindler	01/13/21	Common Stock	50,000	Convertible Debenture
SLMJ Rocky Opportunity Trust	01/15/21	Common Stock	480,000	Convertible Debenture
Annie Bindler	01/20/21	Common Stock	100,000	Exercise of Warrants
Zachary Bindler	01/20/21	Common Stock	100,000	Exercise of Warrants
John Allen James	01/20/21	Common Stock	200,000	Purchased @ $0.25 per share
Randall Brodsky	01/20/21	Common Stock	80,000	Purchased @ $0.25 per share
John E. Lucken Revocable Trust	01/20/21	Common Stock	80,000	Purchased @ $0.25 per share
Edmund Burke	01/22/21	Common Stock	3,500,000	Convertible Debenture
Edmund Burke	01/22/21	Common Stock	1,000,000	Convertible Debenture
AES Capital Partners	01/22/21	Common Stock	2,000,000	Convertible Debenture
Frank & Joan Costabile Trust	01/25/21	Common Stock	100,000	Purchased @ $0.25 per share
Stacy Costabile	01/25/21	Common Stock	100,000	Purchased @ $0.25 per share
Randall Brodsky	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
Mary T. Lucken Revocable Trust	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
John E. Lucken Revocable Trust	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
Bohdan Rudawski Revocable Trust	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Sam Spector	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Animated Family Films, Inc	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Bruce Greenburg Revocable Trust	01/26/21	Common Stock	250,000	Exercise of Warrants
Chris Kneppers	01/27/21	Common Stock	50,000	Exercise of Warrants
Bill Fitzpatrick	01/27/21	Common Stock	100,000	Professional Services
Audie Rolnick	01/27/21	Common Stock	90,000	Purchased @ $0.25 per share
Makhulu Holdings, LLC	01/29/21	Common Stock	100,000	Purchased @ $0.25 per share
Vecchitto FLP Valori, LLC	01/30/21	Common Stock	900,000	Exercise of Warrants
Annie Bindler	02/01/21	Common Stock	100,000	Exercise of Warrants
Zachary Bindler	02/01/21	Common Stock	100,000	Exercise of Warrants
Adam Langsom	02/01/21	Common Stock	15,000	Exercise of Warrants
Marjorie A Fidler & Michael Fidler	02/01/21	Common Stock	100,000	Purchased @ $0.25 per share
Gregory Nacron	02/01/21	Common Stock	80,000	Purchased @ $0.25 per share
Alexander Dimitrief	02/01/21	Common Stock	75,000	Exercise of Warrants
Arthur Lehrhoff	02/01/21	Common Stock	15,000	Exercise of Warrants
Bernard Lehrhoff	02/01/21	Common Stock	15,000	Exercise of Warrants
Bradley S Schmarak Declaration of Trust	02/01/21	Common Stock	45,000	Exercise of Warrants
Bryan I Schwartz Revocable Trust	02/01/21	Common Stock	15,000	Exercise of Warrants
Daniel J Hyman	02/01/21	Common Stock	15,000	Exercise of Warrants
Daniel Lehrhoff and Patti Lehrhoff Trust	02/01/21	Common Stock	30,000	Exercise of Warrants
David Duckler	02/01/21	Common Stock	30,000	Exercise of Warrants
Diane S Kahan	02/01/21	Common Stock	15,000	Exercise of Warrants
JCH Investments, LLC	02/01/21	Common Stock	75,000	Exercise of Warrants
Kenneth M Berman	02/01/21	Common Stock	15,000	Exercise of Warrants

Mason Phelps Revocable Trust	02/01/21	Common Stock	75,000	Exercise of Warrants
Michael Hochman IRA Rollover	02/01/21	Common Stock	21,000	Exercise of Warrants
Randy Abeles	02/01/21	Common Stock	30,000	Exercise of Warrants
Monique Miron	02/03/21	Common Stock	50,000	Purchased @ $0.25 per share
Russel L. Miron	02/03/21	Common Stock	50,000	Purchased @ $0.25 per share
Chris Kneppers	02/05/21	Common Stock	320,000	Exercise of Warrants
Tyler & Brett Properties, LLC	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Matthew & Ashley Beck	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Capital Consulting, Inc.	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Gary Noskin	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Martin Schwimmer	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Steven C Paul	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Vecchio Financial, LLC	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
PT7, LLC	02/05/21	Common Stock	800,000	Purchased @ $0.25 per share
Julie Kaplan	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
LK Dayton Investments, LLC	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Randall Brodsky	02/05/21	Common Stock	60,000	Purchased @ $0.25 per share
321Gold, Ltd.	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Steven Nelson	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Jason Walkow	02/05/21	Common Stock	40,000	Purchased @ $0.25 per share
ANIMATED FAMILY FILMS, INC.	02/08/21	Common Stock	100,000	Purchased @ $0.25 per share
Krzysztof Gozdziak	02/08/21	Common Stock	140,000	Purchased @ $0.25 per share
John Piper Jr.	02/09/21	Common Stock	50,000	Purchased @ $0.25 per share
Edward J Piper	02/09/21	Common Stock	50,000	Purchased @ $0.25 per share
M&K Bio LLC	02/09/21	Common Stock	600,000	Purchased @ $0.25 per share
Bradley S Schmarak	02/09/21	Common Stock	100,000	Purchased @ $0.25 per share
Evelyn Varvitsiotes	02/09/21	Common Stock	40,000	Purchased @ $0.25 per share
Paul M Chung Trust	02/09/21	Common Stock	100,000	Purchased @ $0.25 per share
Raymond L Leon	02/10/21	Common Stock	250,000	Purchased @ $0.25 per share
Anthony S De Leo & Paul De Leo JTWROS	02/11/21	Common Stock	200,000	Purchased @ $0.25 per share
Chris Kneppers	02/11/21	Common Stock	130,000	Exercise of Warrants
LABRYS FUND	02/12/21	Common Stock	100,000	Exercise of Warrants
John D Lane	02/12/21	Common Stock	350,000	Exercise of Warrants
John D Lane	02/12/21	Common Stock	362,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,000,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,425,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,815,342	Exercise of Warrants
Tom Camerlengo	02/19/21	Common Stock	150,000	Exercise of Options
Tom Camerlengo	02/19/21	Common Stock	177,778	Cashless Exercise of Options
Chris Kneppers	02/22/21	Common Stock	4,500,000	Exercise of Warrants
Mark Monahan	02/22/21	Common Stock	200,000	Purchased @ $0.25 per share
Jason Taylor	02/24/21	Common Stock	200,000	Purchased @ $0.25 per share
David Gross and Nancy Burgess	02/25/21	Common Stock	200,000	Exercise of Warrants
Vestech Securities, Inc.	03/03/21	Common Stock	6,450	Professional Services
Bret Williams	03/03/21	Common Stock	36,550	Professional Services
Max Assenheimer	03/17/21	Common Stock	10,000	Professional Services
Hazel Holdings, LP	03/22/21	Common Stock	1,000,000	Purchased @ $0.25 per share
Randall Brodsky	04/12/21	Common Stock	60,000	Purchased @ $0.25 per share
Mark Monahan	08/05/21	Common Stock	100,000	Purchased @ $0.25 per share

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

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	August 13, 2021

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	August 13, 2021

