Form 10-Q/A
period 2021-06-30
BLUE BIOFUELS, INC.
filed 2021-08-13
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Explanatory Note

The purpose of this Amendment #1 to the Form 10-Q Quarterly Report filed on August 13, 2021, is to check the yes box for having filed all required reports and having been subject to such filing requirements for the past 90 days. We were not subject to such filing requirements for 90 days as of the last quarter, but are now. In all other respects, the Form 10-Q Quarterly Report filed on August 13, 2021 is unchanged.

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

