Form 10-Q
period 2021-09-30
BLUE BIOFUELS, INC.
filed 2021-11-15
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2021

Commission File Number: 000-54942

BLUE BIOFUELS, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	45-4944960
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 607-3555

Former name or former address if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

☐ Yes ☒ No

The number of the registrant’s shares of common stock outstanding were 272,652,183 as of November 9, 2021.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

Financial Statements

Period Ended September 30, 2021

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,359,175	$286,579
Prepaid expenses	78,015	45,324
TOTAL CURRENT ASSETS	$1,437,190	$331,903
Other assets
Property and equipment, net of accumulated depreciation and amortization of $262,706 and $231,739 at September 30, 2021 and December 31,2020, respectively	362,359	247,431
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	85,609	144,876
Patents	154,758	138,016
TOTAL OTHER ASSETS	$633,002	$560,599
TOTAL ASSETS	$2,070,192	$892,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,812	$90,965
Accounts payable - Related Party	72,670	$76,670
Deferred wages and director’s fees - Related party	233,294	$676,477
Lease Liability - Current	85,742	$80,078
Chapter 11 Settlement	50,000	$-
Convertible Debentures — Related Party	-	75,000
Interest Payable - Related Party	42,579	99,268
TOTAL CURRENT LIABILITIES	$493,097	$1,098,458
Long term liabilities
Right of Use Lease Liability, net of current portion	7,398	72,346
Paycheck Protection Program SBA loan	-	66,330
Chapter 11 Settlement	-	50,000
Notes Payable — Related Party	2,521,562	2,521,562
Notes Payable — Other	216,570	216,570
Convertible debenture, payable from future profits — Related Party	-	204,000
TOTAL LONG TERM LIABILITIES	$2,745,530	$3,130,808
TOTAL LIABILITIES	$3,238,627	$4,229,266

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 272,649,183 issued and outstanding at September 30, 2021, and 241,721,947 shares issued and outstanding at December 31, 2020.	272,649	241,722
Additional paid-in capital	46,794,325	43,103,607
Accumulated deficit	(48,235,410)	(46,682,093)
Total stockholders’ equity (deficit)	$(1,168,436)	$(3,336,764)
TOTAL EQUITY (DEFICIT)	$(1,168,436)	$(3,336,764)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,070,192	$892,502

Blue Biofuels, Inc

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep		30-Sep
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-
Operating expense:
General and administrative	215,965	151,394	815,614	1,029,534
Research & Development	229,923	89,185	744,783	671,918
Loss on disposal of assets	-	-	33,484	-
Total operating expenses	445,888	240,579	1,593,881	1,701,452

Loss from operations:	(445,888)	(240,579)	(1,593,881)	(1,701,452)

Other (income) expense:
Loan Forgiveness	-	-	(66,330)	-
Interest expense - related party	6,711	17,020	20,372	156,295
Interest expense - other	1,598	(3,966)	5,394	-
Total other (income) expense	8,309	13,054	(40,564)	156,295

Income (Loss) before provisions for income taxes	$(454,197)	$(253,633)	$(1,553,317)	$(1,857,747)
Provisions for income taxes	-	-
Net Income / (Loss):	$(454,197)	$(253,633)	$(1,553,317)	$(1,857,747)

Net income (loss) per share	$(0.002)	$(0.001)	$(0.006)	$(0.008)

Weighted average common shares outstanding
Basic	268,508,643	224,059,843	268,508,643	227,566,431

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	219,513,233	$219,513	-	-	$40,949,645	$(44,500,966)	$(3,331,808)
Issuance of common stock for services	705,352	705	-	-	34,295	-	35,000

Issuance of common stock and warrants for cash through PPM	9,025,129	9,025	-	-	538,355	-	547,380
Issuance of common stock in exchange for debt	1,000,000	1,000	-	-	24,000		25,000
Issuance of 10,300,000 vested options under the employee, director plan		-	-	-	847,573	-	847,573
Warrants exercised	5,000,000	5,000	-	-	245,000	-	250,000

Cashless exercise of stock options	277,778	278			(278)		-
Net Income (Loss)						(1,857,747)	$(1,857,747)
Balance as of September 30, 2020	235,521,492	$235,521	-	-	$42,638,590	$(46,358,713)	$(3,484,601)

Balance as of December 31, 2020	241,721,947	$241,722	-	-	$43,103,607	$(46,682,093)	$(3,336,764)
Issuance of common stock for services	301,000	$301	-	-	$66,129	-	$66,430
Issuance of 1,166,667 warrants for services		-	-	-	72,090	-	72,090
Warrants exercised	3,455,009	13,455	-	-	1,289,362	-	1,302,817
Issuance of common stock and warrants for cash through PPM	9,403,331	9,403	-	-	1,966,347	-	1,975,750
Issuance of common stock in exchange for debt	7,080,000	7,080	-	-	271,920	-	279,000
Issuance of 210,000 vested options under the employee, director plan		-			12,658		12,658
Employee stock options exercised	350,000	350	-	-	12,550	-	12,900
Cashless exercise of stock options	337,896	338	-	-	(338)	-	(0)
Net Income (Loss)						(1,553,317)	$(1,553,317)
Balance as of September 30, 2021	272,649,183	$272,649	-	-	$46,794,325	$(48,235,410)	$(1,168,436)

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	30-Sep-21	30-Sep-20
Cash flows from operating activities
Net Income (Loss)	$(1,553,317)	$(1,857,747)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	89,658	28,746
Stock based compensation for services	66,430	35,000
Net Issuance of options and warrants for services	84,748	847,574

Loss on Disposal of assets	33,484	-
Changes in operating assets and liabilities
Prepaid expenses	(32,691)	80,985
Accrued interest - related party	(56,689)	156,374
Accounts payable and accrued liabilities	(529,335)	41,712
Forgiveness of PPP Loan	(66,330)	-
Right of use lease	(59,284)	2,604
Net cash used in operating activities	(2,023,326)	(664,752)

Cash flows from investing activities
Purchase of property and equipment	(178,803)	(150,036)
Security deposits	-	-
Patent Costs	(16,742)	(58,026)
Net cash from (used in) investing activities	(195,545)	(208,062)

Cash flows from financing activities
Proceeds from PPP Loan	-	66,330
Proceeds from exercise of warrants and options	1,315,717	250,000
Net proceeds from issuance of common stock	1,975,750	547,380
Net cash provided by financing activities	3,291,467	863,710

Net increase (decrease) in cash and cash equivalents	1,072,596	(9,104)

Cash and cash equivalent at beginning of the period	286,579	110,630
Cash and cash equivalent at end of the period	$1,359,175	$101,526

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Cashless conversion of warrants/options	$28,000	$25,000
Conversion of convertible debenture to common stock	$279,000	$25,000

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and bioplastics technologies sectors. In early 2018, our CEO Ben Slager invented a new technology system we call Cellulose-to-Sugar or CTS 2.0, and the Company filed a patent application for this technology. The patent on the CTS 2.0 was awarded in 2021 in the United States (US10994255) and recently in El Salvador. The Company also filed an application for this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. The Company has filed five more patents in the United States, all of which are currently pending. These patents pertain to the CTS process, the “fingerprint” of our sugars coming from the process, and the lignin and nanocellulose coming from the process.

Mr. Slager has since further developed the system with laboratory personnel. The CTS 2.0 process is a continuous mechanical/chemical dry process for converting cellulose material into sugar and lignin, as compared to the CTS 1.0 which was a batch mechanical/chemical dry process previously used by our Company. The CTS 2.0 creates molecular contact between two reactive solid components instead of a more conventional reaction where the reaction takes place between two liquid or gas components in a batch process. The reactants are (1) the cellulose, which is broken down into its components being sugars and lignin; (2) a catalyst, which is cheap and abundantly available in the market from regular suppliers, and separated from reactor components and reused. The CTS 2.0 mechanical/chemical process allows for exact process control to ensure that all the material passing through it does so on the optimum reaction parameters through which optimal efficiency is achieved.

CTS 2.0 differs from other commercial processes that are used to convert cellulose into sugar. Other processes use expensive enzymes, or expensive and harmful chemicals like strong acids or bases. Some use high temperature or high pressure steam. CTS 2.0 can convert any cellulosic material – including grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp or king grass, and the cellulosic portion of municipal solid waste – into sugars and subsequently into biofuels and bioplastics without the use of expensive enzymes or harmful liquid acids or bases. CTS 2.0 has a near zero carbon footprint in that the amount of added atmospheric carbon created by burning the biofuels produced by CTS 2.0 is reabsorbed by the plant-based seed stock used in the CTS 2.0 system, and recycles the water and catalyst.

At commercial scale, management expects to be able to produce ethanol at a lower cost than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS 2.0 process is uncomplicated and efficient, and has high value by-products. We believe a significant difference between CTS 2.0 and corn ethanol is the wide range of feedstocks that CTS 2.0 can process compared to corn. The CTS 2.0 feedstocks are not food and have much lower costs than corn. In addition, while in corn ethanol only the corncobs are used, the CTS 2.0 uses the whole plant or its waste products.

The new technology made it worthwhile to financially restructure the Company through Chapter 11. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. The Company exited Chapter 11 on September 18, 2019, while keeping all classes, including shareholders, unimpaired. The bankruptcy case was closed on October 25, 2019.

The Company has built several prototypes of the CTS 2.0 system to solidify and further develop the process. The Company completed its upgraded 4th generation CTS 2.0 prototype system in 2021, which is a representative scale to verify that the process will be scalable to industrial size. The Company is currently testing the 4th generation CTS 2.0 system to optimize various parameters towards the engineering and scale up of a commercial size reactor. The Company has decided to complete all the parameter optimizations possible with its 4th generation system before scaling up to a 5th generation system because the parameter optimizations lead to design improvements that can be done more cost effectively at this scale. The 4th generation system has already had many design improvements with better and better results. The Company does not anticipate having any issues with scaling given the mechanical nature of the process.

The CTS 2.0 system converts plant-based feedstock into two product streams, cellulose and lignin, each of which can be converted into multiple products: (1) Cellulose is broken down into sugars and nanocellulose. Nanocellulose has various uses in a wide range of industries, including the pharmaceutical industry. Sugar can be used to make specialty chemicals and/or biofuels such as ethanol and jet fuel; and (2) Lignin can be used in ion exchange resins, specialty chemicals, or to create bioplastics. It can also be burned as a renewable fuel.

Plan of Operation

The Company’s strategy is to diversify its product portfolio to include a number of product lines. These potentially include (1) biofuels – such as ethanol, or converting ethanol into higher biofuels like jet-fuel and the like; (2) selling sulfur-free lignin to ion exchange resin producers; (3) making bioplastics from lignin; and, (4) making nanocellulose. We believe these, and other markets, could potentially provide for highly profitable co-products.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (“RINs”) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. (D6 is for corn ethanol). The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.30 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of September 30, 2021, the Company has a working capital surplus of $944,093. As of September 30, 2021, the Company has incurred accumulated losses of $48,235,410. On October 22, 2018, the Company filed for Chapter 11 bankruptcy. On September 18, 2019, the judge confirmed the Company’s Chapter 11 Plan, and on October 25, 2019, the bankruptcy case was closed. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

The Company intends to raise additional capital and continue engineering work and scaling up towards a full-scale commercial size CTS 2.0 modular unit. At that point, and to minimize dilution to shareholders, the Company will seek project-based financing to build (or acquire and retrofit) or joint venture with existing ethanol producers to produce cellulosic ethanol and lignin/bioplastics from its patented CTS 2.0 system. Once the first plant is profitable, the Company intends to grow with additional plants both in the United States and internationally. There is no assurance that the Company will be able to obtain the necessary project-based financing.

The Company believes that its CTS 2.0 process can potentially produce ethanol profitably at the market price, particularly if anticipated potential revenue streams from by-products are included, and in conjunction with the D3 RIN that the Company expects to potentially receive for each gallon of ethanol.

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

The stock compensation issued for services during the 9 months ended September 30, 2021, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the nine months ended September 30, 2021:

	1/5/21	5/18/21	9/13/21	9/30/21
Risk-free interest rate	0.96%	1.64%	1.33%	0.98%
Expected life	10 years	5 years	10 years	5 years
Expected dividends	0%	0%	0%	0%
Expected volatility	209.98%	176.37%	148.35%	150.25%
ALLM common stock fair value	$0.124	$0.300	$0.160	$0.255

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol of the CTS process), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end product is sugar converting to ethanol, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process, which were $154,758 as of September 30, 2021 and $138,016 as of December 31, 2020.

Research and Development

The Company expenses all research and development costs as incurred. For the nine months ended September 30, 2021, and September 30, 2020, the amounts charged to research and development expenses were $744,783, and $671,918, respectively.

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

NOTE 4 – ASSETS

Patents

The Company has been granted one patent on its technology, has filed for three others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $154,758 as of September 30, 2021.

NOTE 5 – DEBT

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

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	September 30, 2021	December 31, 2020
Short Term Convertible Debentures Related Party	$-	$75,000
Short Term Chapter 11 Settlement	$50,000	$-
Long Term Chapter 11 Settlement	$-	$50,000
Long Term Paycheck Protection Program SBA loan	$-	$66,330
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
Long Term Convertible Debentures — Related Party	$-	$204,000
TOTAL NOTES	$2,788,132	$3,133,462

Of the $2,788,132 due as of September 30, 2021, $2,738,132 is due out of future revenue or future profits. $2,417,502 of the $2,788,132 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. The remaining debt that would not be discharged is $370,630, consisting of $200,630 due to related parties, $120,000 due to other, and a $50,000 Chapter 11 settlement.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1 billion of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of September 30,2021, the Company had 272,649,183 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

For the nine months ended September 30, 2021, the Company issued an aggregate of 301,000 shares of its common stock for services valued at $66,430.

For the nine months ended September 30, 2021, the Company raised $1,975,750 through its private offerings and issued 9,403,331 shares.

For the nine months ended September 30, 2021, 13,455,009 warrants were executed at an average price of $0.10 cents/share for total proceeds of $1,302,817.

For the nine months ended September 30, 2021, the Company issued an aggregate of 1,166,667 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $72,090. They have a 6-month term with exercise prices of 15 cents per share.

For the nine months ended September 30, 2021, 400,000 employee stock options were exercised using the cashless exercise provision to obtain 337,896 shares.

For the nine months ended September 30, 2021, 350,000 employee stock options were exercised for proceeds of $12,900.

For the nine months ended September 30, 2021, 14,223,850 warrants expired.

For the nine months ended September 30, 2021, 142,873 options expired.

For the nine months ended September 30, 2021, the Company issued 25,830,000 unvested employee stock options, and 210,000 options vested.

For the nine months ended September 30, 2021, $279,000 of convertible notes issued during Chapter 11 converted into 7,080,000 shares of common stock.

NOTE 7 – SEGMENT INFORMATION

The Company operates in one segment and does not have any revenue to date.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business.

On June 21, 2018, Power Up Lending Group Ltd., sued both the Company and four of its managers, ex-managers, and directors of the Company in the United States District Court for the Eastern District of New York. The case was dropped against the Company and the claim discharged by the bankruptcy court upon Plan Confirmation on September 18, 2019. Power Up has continued a tort case against the individuals. The D&O insurance has agreed to cover the CEO Ben Slager, CFO Anthony Santelli, as well as ex-Controller Dennis Lenaburg, in this case. Management believes the Complaint is frivolous. The defendants have filed a motion to appeal the denial of their motion to dismiss, and have amended their answers and counterclaims as of the date of this filing.

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

Rent expense for the nine months ending September 30, 2021, and 2020, were $59,284 and $57,557, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

PERIOD ENDED	September 30, 2021	December 31, 2020
Right of Use Lease Liabilities
Current portion	85,742	80,078
Long-term portion	7,398	72,346
TOTAL	93,140	152,424

As of September 30, 2021, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2021	20,795
2022	72,345
2023	0

TOTAL	$93,140

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From September 30, 2021, to the date of this filing, the Company issued 3,000 shares for services.

From September 30, 2021, to the date of this filing, 175,000 warrants expired.

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

In early 2018, our CEO Ben Slager invented a new technology system we call Cellulose-to-Sugar or CTS 2.0, and the Company filed a patent application for this technology. The patent on the CTS 2.0 was awarded in 2021 in the United States (US10994255) and recently in El Salvador. The Company also filed an application for this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. The Company has filed five more patents in the United States, all of which are currently pending. These patents pertain to the CTS process, the “fingerprint” of our sugars coming from the process, and the lignin and nanocellulose coming from the process.

Mr. Slager has since further developed the system with laboratory personnel. The CTS 2.0 process is a continuous mechanical/chemical dry process for converting cellulose material into sugar and lignin, as compared to the CTS 1.0 which was a batch mechanical/chemical dry process previously used by our Company. The CTS 2.0 creates molecular contact between two reactive solid components instead of a more conventional reaction where the reaction takes place between two liquid or gas components in a batch process. The reactants are (1) the cellulose, which is broken down into its components being sugars and lignin; (2) a catalyst, which is cheap and abundantly available in the market from regular suppliers, and separated from reactor components and reused. The CTS 2.0 mechanical/chemical process allows for exact process control to ensure that all the material passing through it does so on the optimum reaction parameters through which optimal efficiency is achieved.

CTS 2.0 differs from other commercial processes that are used to convert cellulose into sugar. Other processes use expensive enzymes, or expensive and harmful chemicals like strong acids or bases. Some use high temperature or high pressure steam. CTS 2.0 can convert any cellulosic material – including grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp or king grass, and the cellulosic portion of municipal solid waste – into sugars and subsequently into biofuels and bioplastics without the use of expensive enzymes or harmful liquid acids or bases. CTS 2.0 has a near zero carbon footprint in that the amount of added atmospheric carbon created by burning the biofuels produced by CTS 2.0 is reabsorbed by the plant-based seed stock used in the CTS 2.0 system, and recycles the water and catalyst.

At commercial scale, management expects to be able to produce ethanol at a lower cost than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS 2.0 process is uncomplicated and efficient, and has high value by-products. We believe a significant difference between CTS 2.0 and corn ethanol is the wide range of feedstocks that CTS 2.0 can process compared to corn. The CTS 2.0 feedstocks are not food and have much lower costs than corn. In addition, while in corn ethanol only the corncobs are used, the CTS 2.0 uses the whole plant or its waste products.

The Company has built several prototypes of the CTS 2.0 system to solidify and further develop the process. The Company completed its upgraded 4th generation CTS 2.0 prototype system in 2021, which is a representative scale to verify that the process will be scalable to industrial size. The Company is currently testing the 4th generation CTS 2.0 system to optimize various parameters towards the engineering and scale up of a commercial size reactor. The Company has decided to complete all the parameter optimizations possible with its 4th generation system before scaling up to a 5th generation system because the parameter optimizations lead to design improvements that can be done more cost effectively at this scale. The 4th generation system has already had many design improvements with better and better results. The Company does not anticipate having any issues with scaling given the mechanical nature of the process.

The CTS 2.0 system converts plant-based feedstock into two product streams, cellulose and lignin, each of which can be converted into multiple products: (1) Cellulose is broken down into sugars and nanocellulose. Nanocellulose has various uses in a wide range of industries, including the pharmaceutical industry. Sugar can be used to make specialty chemicals and/or biofuels such as ethanol and jet fuel; and (2) Lignin can be used in ion exchange resins, specialty chemicals, or to create bioplastics. It can also be burned as a renewable fuel.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency, mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. (D6 is for corn ethanol). The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.30 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

In January 2021, the company commenced a new offering of shares of its common stock valued at $0.25 per share. Through the date of filing, the Company has sold 7,260,000 shares for aggregate proceeds of $1,815,000.

From January 1, 2021, through the date of filing, the Company issued an aggregate of 301,000 shares of its common stock for services valued at $66,430.

From January 1, 2021, through the date of filing, the Company issued an aggregate of 1,166,667 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $72,090. They had a 6-month term with exercise prices of 15 cents per share. All have been exercised.

From January 1, 2021, through the date of filing, the Company issued unvested options to its managers and employees to purchase 25,830,000 shares of its common stock for a period between five and ten years at the exercise price of 15 to 30 cents per share. Using a Black-Scholes asset-pricing model, these agreements were valued at $3,408,493. Only 210,000 options have vested, with a valuation of $12,658.

From January 1, 2021, through the date of filing, 350,000 previously issued options were exercised for proceeds of $12,900. In addition, 400,000 options were exercised on a cashless basis for 337,896 shares.

From January 1, 2021, through the date of filing, warrants were exercised, for the purchase of 13,455,009 shares of common stock, at prices ranging from $0.005 to $0.25 per share for total proceeds of $1,302,817.

From January 1, 2021, through the date of filing, $279,000 of debt issued during Chapter 11 was exchange for 7,080,000 shares of stock.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. At September 30, 2021, the Company had a working capital surplus of $944,093 and had incurred accumulated losses of $48,235,410 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three and nine month period ended September 30, 2021(unaudited) to September 30, 2020

For the three and nine months ended September 30, 2021, the Company recognized $0 in revenue as opposed to $0 in 2020.

For the three months ended September 30, 2021, the Company’s general and administrative expenses increased by $64,570 to $215,965 from $151,394 in 2020. This increase is primarily the result of a $12,272 increase in professional fees, a $14,602 increase in filing fees, and an $30,282 increase in marketing and promotion to $30,554 from $272 in 2020.

For the nine months ended September 30, 2021, the Company’s general and administrative expenses decreased by $213,921 to $815,614 from $1,029,534 in 2020. This decrease is primarily the result of a $421,281 decrease in equity-based compensation, partially offset by higher filing and consulting fees related to the financing.

Interest expense decreased in the quarter ended September 30, 2021 by $4,745 to $8,309 from $13,054 in 2020. The decrease in 2021 was primarily the result of the Company’s decision in 2021 of having paid most of its back pay due, which carries an interest rate of 10% per annum.

Interest expense decreased in the nine months ended September 30, 2021 by $130,528 to $25,766 from $156,295 in 2020. The decrease in 2021 was primarily the result of the Company’s decision in 2020 to pay interest on back pay due, and in 2021 of having paid most of that back pay off.

For the three and nine months ended September 30, 2021 the Company recorded non-cash impairments of assets of $33,484, as compared to zero in 2020. This was the result of disposing of laboratory assets no longer in use.

Research and development (R&D) costs for the quarter ended September 30, 2021 were $229,923, an increase of $140,739 from $89,185 in 2020. The increase in R&D expenses is primarily the result of an increase in payroll of $93,299 from the hiring of additional personnel to accelerate the process of commercializing the CTS 2.0 system.

Research and development (R&D) costs for the nine months ended September 30, 2021 were $744,783, an increase of $72,865 from $671,918 in 2020. The increase in R&D expenses is primarily the result of a reduction in $414,850 in equity-based compensation more than offset by an increase in bonus of $66,872, an increase in payroll of $313,440, and an increase in consulting fees of $104,907.

Liquidity and Capital Resources

Liquidity

As of September 30, 2021, the Company had $1,359,175 in cash, and total stockholders’ equity on September 30, 2021, was negative $1,168,436. As of December 31, 2020, the Company had $286,579 in cash, and total stockholders’ equity at December 31, 2020, was negative $3,336,764. Total debt, including advances, accounts payable and other notes payable at September 30, 2021, together with interest payable thereon and contingent liabilities, was $3,238,627 a decrease of $990,639 from December 31, 2020, where it stood at $4,229,266. This decrease is attributable to the conversion of convertible notes, the forgiveness of the Paycheck Protection Program SBA loan, and the repayment of the majority of deferred wages. $1,820,630 of the remaining debt was renegotiated to be payable out of future revenue and $917,502 out of future profits and otherwise does not come due.

During the nine months ended September 30, 2021, the Company’s net cash used in operating activities increased by $1,358,574 to $2,023,326 from $664,752. This increase can primarily be attributed to an increase in payroll salaries and bonuses of $370,406, an increase in professional fees of $113,962, a reduction of accounts payable and accrued liabilities and accrued interest of $784,110, and a decrease in equity-based compensation of $762,826.

During the nine months ended September 30, 2021, the Company’s investing activities used $195,545 in cash. This can be primarily attributed to capitalizing $16,742 in patent costs and $178,803 used to purchase machinery and equipment. During the nine months ended September 30, 2020, the Company’s investing activities used $208,062. This is primarily due to the purchase of equipment of $150,036 and $58,026 in patent costs.

During the nine months ended September 30, 2021, the Company generated an aggregate of $3,291,467 through its financing activities, which is an increase of $2,427,757 from $863,710 during the nine months ended September 30, 2020. This increase from the prior year can primarily be attributed to $1,975,750 in the sale of common stock through the Company’s private offerings in 2021, and $1,315,717 in proceeds from the exercise of warrants and options.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing around $10 million to optimize and scale up its CTS 2.0 system to be commercially ready. The Company anticipates reaching this stage around 12-15 months after financing. There is no guarantee that we will achieve this additional funding.

As of the date of filing, the Company has raised $3,291,467 in 2021, through the issuance of common stock and the exercise of warrants and options, in addition to $10,998,234 through the end of 2020, for a total of $14,289,701, in addition to capital raised through debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of September 30, 2021, shareholders’ equity was negative $1,168,436.

There were 272,649,183 shares of common stock issued and outstanding as of September 30, 2021.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, there are no material claims or suits whose outcomes could have a material effect on the Company’s financial statements.

On June 21, 2018, Power Up Lending Group Ltd., sued both the Company and four of its managers, ex-managers, and directors of the Company in the United States District Court for the Eastern District of New York. The case was dropped against the Company and the claim discharged by the bankruptcy court upon Plan Confirmation on September 18, 2019. Power Up has continued a tort case against the individuals. The D&O insurance has agreed to cover the CEO Ben Slager, CFO Anthony Santelli, as well as ex-Controller Dennis Lenaburg, in this case. Management believes the Complaint is frivolous. The defendants have filed a motion to appeal the denial of their motion to dismiss, and have amended their answers and counterclaims as of the date of this filing.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2021, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Mark Cox	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Dave Vanchina	01/05/21	Common Stock	200,000	Purchased @ $0.075 per share
Pamela McKenna	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Michael Bozek	01/05/21	Common Stock	135,000	Purchased @ $0.075 per share
Sean Edmund Burke	01/05/21	Common Stock	133,334	Purchased @ $0.075 per share
Jeffrey Howard	01/05/21	Common Stock	200,000	Purchased @ $0.075 per share
Brian Joseph Burke	01/05/21	Common Stock	275,000	Purchased @ $0.075 per share
Alexander C Shepard	01/05/21	Common Stock	400,000	Purchased @ $0.075 per share
Edmund Burke	01/05/21	Common Stock	266,666	Purchased @ $0.075 per share
Conner Thomas Burke	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Kevin Owen Burke	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Vestech Securities, Inc.	01/05/21	Common Stock	10,500	Professional Services
Bret Williams	01/05/21	Common Stock	59,500	Professional Services
Tom Camerlengo	01/11/21	Common Stock	200,000	Exercise of Options
Radall Brodsky	01/11/21	Common Stock	333,333	Exercise of Warrants
John Lucken	01/11/21	Common Stock	333,334	Exercise of Warrants
Mary Lucken	01/11/21	Common Stock	166,667	Exercise of Warrants

The Loyalty American Companies, Inc.	01/13/21	Common Stock	333,333	Exercise of Warrants
Annie Bindler	01/13/21	Common Stock	50,000	Convertible Debenture
Zachary Bindler	01/13/21	Common Stock	50,000	Convertible Debenture
SLMJ Rocky Opportunity Trust	01/15/21	Common Stock	480,000	Convertible Debenture
Annie Bindler	01/20/21	Common Stock	100,000	Exercise of Warrants
Zachary Bindler	01/20/21	Common Stock	100,000	Exercise of Warrants
John Allen James	01/20/21	Common Stock	200,000	Purchased @ $0.25 per share
Randall Brodsky	01/20/21	Common Stock	80,000	Purchased @ $0.25 per share
John E. Lucken Revocable Trust	01/20/21	Common Stock	80,000	Purchased @ $0.25 per share
Edmund Burke	01/22/21	Common Stock	3,500,000	Convertible Debenture
Edmund Burke	01/22/21	Common Stock	1,000,000	Convertible Debenture
AES Capital Partners	01/22/21	Common Stock	2,000,000	Convertible Debenture
Frank & Joan Costabile Trust	01/25/21	Common Stock	100,000	Purchased @ $0.25 per share
Stacy Costabile	01/25/21	Common Stock	100,000	Purchased @ $0.25 per share
Randall Brodsky	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
Mary T. Lucken Revocable Trust	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
John E. Lucken Revocable Trust	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
Bohdan Rudawski Revocable Trust	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Sam Spector	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Animated Family Films, Inc	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Bruce Greenburg Revocable Trust	01/26/21	Common Stock	250,000	Exercise of Warrants
Chris Kneppers	01/27/21	Common Stock	50,000	Exercise of Warrants
Bill Fitzpatrick	01/27/21	Common Stock	100,000	Professional Services
Audie Rolnick	01/27/21	Common Stock	90,000	Purchased @ $0.25 per share
Makhulu Holdings, LLC	01/29/21	Common Stock	100,000	Purchased @ $0.25 per share
Vecchitto FLP Valori, LLC	01/30/21	Common Stock	900,000	Exercise of Warrants
Annie Bindler	02/01/21	Common Stock	100,000	Exercise of Warrants
Zachary Bindler	02/01/21	Common Stock	100,000	Exercise of Warrants
Adam Langsom	02/01/21	Common Stock	15,000	Exercise of Warrants
Marjorie A Fidler & Michael Fidler	02/01/21	Common Stock	100,000	Purchased @ $0.25 per share
Gregory Nacron	02/01/21	Common Stock	80,000	Purchased @ $0.25 per share
Alexander Dimitrief	02/01/21	Common Stock	75,000	Exercise of Warrants
Arthur Lehrhoff	02/01/21	Common Stock	15,000	Exercise of Warrants
Bernard Lehrhoff	02/01/21	Common Stock	15,000	Exercise of Warrants
Bradley S Schmarak Declaration of Trust	02/01/21	Common Stock	45,000	Exercise of Warrants
Bryan I Schwartz Revocable Trust	02/01/21	Common Stock	15,000	Exercise of Warrants
Daniel J Hyman	02/01/21	Common Stock	15,000	Exercise of Warrants
Daniel Lehrhoff and Patti Lehrhoff Trust	02/01/21	Common Stock	30,000	Exercise of Warrants
David Duckler	02/01/21	Common Stock	30,000	Exercise of Warrants
Diane S Kahan	02/01/21	Common Stock	15,000	Exercise of Warrants
JCH Investments, LLC	02/01/21	Common Stock	75,000	Exercise of Warrants
Kenneth M Berman	02/01/21	Common Stock	15,000	Exercise of Warrants

Mason Phelps Revocable Trust	02/01/21	Common Stock	75,000	Exercise of Warrants
Michael Hochman IRA Rollover	02/01/21	Common Stock	21,000	Exercise of Warrants
Randy Abeles	02/01/21	Common Stock	30,000	Exercise of Warrants
Monique Miron	02/03/21	Common Stock	50,000	Purchased @ $0.25 per share
Russel L. Miron	02/03/21	Common Stock	50,000	Purchased @ $0.25 per share
Chris Kneppers	02/05/21	Common Stock	320,000	Exercise of Warrants
Tyler & Brett Properties, LLC	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Matthew & Ashley Beck	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Capital Consulting, Inc.	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Gary Noskin	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Martin Schwimmer	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Steven C Paul	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Vecchio Financial, LLC	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
PT7, LLC	02/05/21	Common Stock	800,000	Purchased @ $0.25 per share
Julie Kaplan	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
LK Dayton Investments, LLC	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Randall Brodsky	02/05/21	Common Stock	60,000	Purchased @ $0.25 per share
321Gold, Ltd.	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Steven Nelson	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Jason Walkow	02/05/21	Common Stock	40,000	Purchased @ $0.25 per share
ANIMATED FAMILY FILMS, INC.	02/08/21	Common Stock	100,000	Purchased @ $0.25 per share
Krzysztof Gozdziak	02/08/21	Common Stock	140,000	Purchased @ $0.25 per share
John Piper Jr.	02/09/21	Common Stock	50,000	Purchased @ $0.25 per share
Edward J Piper	02/09/21	Common Stock	50,000	Purchased @ $0.25 per share
M&K Bio LLC	02/09/21	Common Stock	600,000	Purchased @ $0.25 per share
Bradley S Schmarak	02/09/21	Common Stock	100,000	Purchased @ $0.25 per share
Evelyn Varvitsiotes	02/09/21	Common Stock	40,000	Purchased @ $0.25 per share
Paul M Chung Trust	02/09/21	Common Stock	100,000	Purchased @ $0.25 per share
Raymond L Leon	02/10/21	Common Stock	250,000	Purchased @ $0.25 per share
Anthony S De Leo & Paul De Leo JTWROS	02/11/21	Common Stock	200,000	Purchased @ $0.25 per share
Chris Kneppers	02/11/21	Common Stock	130,000	Exercise of Warrants
LABRYS FUND	02/12/21	Common Stock	100,000	Exercise of Warrants
John D Lane	02/12/21	Common Stock	350,000	Exercise of Warrants
John D Lane	02/12/21	Common Stock	362,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,000,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,425,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,815,342	Exercise of Warrants
Tom Camerlengo	02/19/21	Common Stock	150,000	Exercise of Options
Tom Camerlengo	02/19/21	Common Stock	177,778	Cashless Exercise of Options
Chris Kneppers	02/22/21	Common Stock	4,500,000	Exercise of Warrants
Mark Monahan	02/22/21	Common Stock	200,000	Purchased @ $0.25 per share
Jason Taylor	02/24/21	Common Stock	200,000	Purchased @ $0.25 per share
David Gross and Nancy Burgess	02/25/21	Common Stock	200,000	Exercise of Warrants
Vestech Securities, Inc.	03/03/21	Common Stock	6,450	Professional Services
Bret Williams	03/03/21	Common Stock	36,550	Professional Services
Max Assenheimer	03/17/21	Common Stock	10,000	Professional Services
Hazel Holdings, LP	03/22/21	Common Stock	1,000,000	Purchased @ $0.25 per share
Randall Brodsky	04/12/21	Common Stock	60,000	Purchased @ $0.25 per share
Mark Monahan	08/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Thomas Camerlengo	08/30/21	Common Stock	160,118	Cashless Exercise of Options
Linda Gulla	09/20/21	Common Stock	40,000	Professional Services
NWBB, Inc	09/20/21	Common Stock	38,000	Professional Services
Johan Foster	10/05/21	Common Stock	3,000	Professional Services

The securities issued in the above-mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(a)(2) of that Act and Rules 504 and 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

2.1	Chapter 11 Plan of Reorganization (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

2.2	Chapter 11 Disclosure Statement (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

3.1	Articles of Incorporation (incorporated by reference to the Company’s S-1 filed May 23, 2021)

3.2	Certificate of Amendment to Articles of Incorporation filed November 19, 2014 (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

3.3	Certificate of Amendment to Articles of Incorporation filed June 17, 2016 (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

3.4	Certificate of Amendment to Articles of Incorporation filed July 26, 2021 (incorporated by reference to the Company’s 8-K filed on July 30, 2021)

3.5	Bylaws (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

10.1	Lease Agreement (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

10.2	Employment Agreement, dated June 1, 2020, between the Company and Ben Slager (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

10.3	Employment Agreement, dated June 1, 2020, between the Company and Anthony Santelli (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021

10.4	2021 Employee, Director Stock Plan (incorporated by reference to definitive 14C filed with the SEC on June 24, 2021)

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	November 11, 2021

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	November 11, 2021

