Form 10-K
period 2021-12-31
BLUE BIOFUELS, INC.
filed 2022-02-25
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from: _____________ to _____________

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
Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock par value $0.001	BIOF	Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232-405 of this chapter) during the preceding 12 months (or for such shorter period of time that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $42,673,856.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (February 7, 2022): 274,153,883.

Documents incorporated by reference: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements regarding future events and the future results of Blue Biofuels, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

ITEM 1. BUSINESS

Background

Business Overview

Blue Biofuels, Inc., was incorporated in Nevada on March 28, 2012, as Alliance Media Group Holdings, Inc. Since December 2013, Blue Biofuels, Inc. (the “Company”) has been a technology company focused on emerging technologies in the renewable energy, biofuels, and bioplastics technologies sectors.

In early 2018, the Company’s chief executive officer (“CEO”) Ben Slager invented a new technology system referred to as Cellulose-to-Sugar or CTS 2.0, and the Company filed a process patent application for this technology. Mr. Slager has since further developed the system with laboratory personnel. The patent on the CTS 2.0 (U.S. Patent No. 10,994,255) was awarded in 2021. The same patent was filed in all major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. In addition to this patent, the Company has filed provisional patent applications for six additional patents that are currently pending.

Mr. Slager has further developed the system with laboratory personnel. The CTS 2.0 process is a continuous mechanical/chemical dry process for converting cellulose material into sugar and lignin, as compared to the CTS 1.0 which is a batch process that the Company previously licensed. The CTS 2.0 process creates molecular contact between two reactive solid components instead of competing systems where the reaction takes place between two liquid or gas components in a batch process. The reactants are (1) the cellulose, which is broken down into its components being sugars and lignin; and (2) a catalyst, abundantly available in the market from regular suppliers, and separated from reactor components and reused. The CTS 2.0 mechanical/chemical process allows for exact process control to ensure that all the material passing through it does so on the reaction parameters through which optimal efficiency is achieved.

The 100% owned CTS 2.0 system can convert virtually any cellulosic material – like grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp or king grass, and the cellulosic portion of municipal solid waste – into sugars and subsequently into biofuels and bioplastics without the use of expensive enzymes or harmful liquid acids or bases. CTS 2.0 is environmentally friendly in that it recycles the water and catalyst, and has a near zero carbon footprint in that the amount of added atmospheric carbon created by burning the biofuels produced by CTS 2.0 is reabsorbed by the plant-based feedstock used in the CTS 2.0 system in the next harvest.

CTS 2.0 is different from other commercial processes that are used to convert cellulose into sugar. Other processes use expensive enzymes, or expensive and harmful chemicals like strong acids or bases, and some processes use steam at high temperature or high pressure.

The CTS 2.0 system converts plant-based feedstock into two product streams, soluble sugars and lignin, each of which can be converted into multiple products: (1) sugars can be further processed into cellulosic ethanol and other biofuels like jet fuel, and potentially into bio chemicals; and (2) Lignin can be used in ion exchange resins, specialty chemicals, or to create bioplastics. Lignin can also be burned as a renewable fuel.

CTS has different co-products than other processes. Our primary co-product is sulfur-free lignin. Other cellulosic ethanol processes do not yield sulfur-free high purity lignin because their processes destroy or contaminate the lignin. Most ethanol producers use corn, not cellulose, and the co-products of corn ethanol production are distillers grains animal feed and corn oil. Our lignin potentially can be converted into biodegradable bioplastics, or be used in ion exchange resins or specialty chemicals. Revenue streams from lignin can potentially be higher than from ethanol. We are also looking into whether the CTS process can produce nanocellulose profitably, which is used in pharmaceutical products and potentially could sell for over $1 per gram.

At a commercial scale, our management expects to be able to produce ethanol at a lower cost per gallon than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS 2.0 process is uncomplicated and efficient, and is expected to have high value by-products. We believe a significant difference between CTS 2.0 and corn ethanol is the wide range of feedstocks that CTS 2.0 can process compared to corn. The CTS 2.0 feedstocks are not food and have much lower costs than corn. In addition, while in corn ethanol only the corn is used, the CTS 2.0 uses the whole plant or its waste products.

The promise of the CTS technology led the Company’s management and board to restructure the Company through chapter 11. Prior management had taken on various short-term high interest usurious “toxic” notes that converted into common stock at a fixed discount to the market price in 2017 and early 2018, and various other debts that the Company could not pay at that time. The Company’s new board and management determined that a chapter 11 bankruptcy filing was its only plausible alternative to save the company as a going concern for the benefit of creditors and stockholders. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. Management fought, eliminated, and restructured millions in debts and disputed debts, and exited Chapter 11 on September 18, 2019, while keeping all classes, including the shareholders, unimpaired. The Company’s debts were either voided, renegotiated down and paid off, or renegotiated to be paid out of future revenues ($1,820,630) or renegotiated to be paid out of future profits ($917,502). These are reflected on the Company’s financial statements. A complete copy of the Plan of Reorganization was filed as Exhibit 2(a) of the Company’s 2020 financial statements. Having paid all debts that needed to be paid, the bankruptcy case was closed on October 25, 2019.

Throughout this bankruptcy period and thereafter, the Company has proceeded with engineering and development of its technology towards commercialization. The Company has built several prototypes of the CTS 2.0 system to further develop the process. The Company completed its upgraded 4th generation CTS 2.0 prototype system in 2021, which was designed to be a representative scale with nearly all systems and parameters anticipated in a full-scale industrial system. The Company decided to complete all the parameter optimizations possible with its 4th generation system before scaling up to a 5th generation system because the parameter optimizations lead to design improvements that have been done more cost effectively at that scale. The Company has recently finalized its 4th generation testing with great success as it was able to generate a 99%+ conversion of the cellulosic material into soluble sugars suitable for further processing into cellulosic ethanol. The Company is now moving into its 5th generation system.

The Company expects to have its 5th generation CTS 2.0 prototype, along with auxiliary equipment, completed within 6 to 12 months. The goal of the 5th generation system is to prove larger volume production, and to be an intermediate step to the final 6th generation which is intended to be the commercial volume system. The Company expects that the 5th generation system will be of sufficient size and handle sufficient capacity of feedstock to produce approximately one ton per day of the combination of sugar and lignin, which the Company believes will be sufficient to prove the commercial viability of the CTS 2.0 technology. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems. The Company expects to have a CTS 2.0 modular system ready for commercial production in 12-18 months.

However, commencing commercial production will require project financing. The project financing will either be for bolting on our CTS 2.0 system into an existing ethanol facility of a future potential joint venture partner, or for acquiring an ethanol facility and converting that to cellulosic ethanol production using our CTS 2.0 system, or for setting up a production facility for converting ethanol into jet fuel using the Vertimass Process that the Company has licensed.

We believe retrofitting existing ethanol plants with the CTS 2.0 technology may achieve more rapid commercialization than building new plants. After its first plant is profitable, the Company intends to grow with additional plants in the United States and explore international growth by either licensing the technology or forming joint ventures with foreign domestic partners to build plants ourselves.

The ethanol industry is highly competitive with over 200 ethanol plants in the United States alone. Currently, the vast majority use corn as the feedstock. Their profitability depends highly on the fluctuations between the price of corn and the price of ethanol. Since the Company does not plan to use corn, and plans on having long-term purchase agreements with cellulosic suppliers, we expect that our profitability will potentially be more consistent.

Any new biofuels plant that is built would require various government permits. In particular, renewable fuels are subject to rigorous testing and premarket approval requirements by the EPA’s Office of Transportation and Air Quality and regulatory authorities in other countries. In the U.S., various federal, and, in some cases, state statutes and regulations also govern or impact the manufacturing, safety, storage and use of renewable fuels. The process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations requires the expenditure of resources. The Company anticipates raising the necessary capital for this as a part of its project-based financing. The Company would also need various government permits before commercializing products for the plastics industry.

The Energy Policy Act of 2005, which included the Renewable Fuel Standard (RFS) Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all motor vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel (including jet fuel), establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes based on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s newly proposed revised mandate for cellulosic ethanol is for 510 million gallons of cellulosic biofuels be blended into the fuel supply in 2020, 620 million gallons for 2021, and 770 million gallons for 2022 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger quantities than they are now. The RFS mandate for 2022 calls for 20.77 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.77 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.40 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

Description of the Company’s Securities

The Company is currently authorized to issue 1,000,000,000 Shares of Common Stock par value $0.001 and 10,000,000 shares of Preferred Stock par value $0.001. Each share of Company Common Stock is entitled to one (1) vote per share.

Employees

The company currently employs seven full-time employees, five part-time employee and six consultants. The Company is in the process of hiring additional employees to more rapidly commercialize its technology.

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

On June 21, 2018, Power Up Lending Group Ltd., sued both the Company and four of its managers, ex-managers, and directors of the Company in the United States District Court for the Eastern District of New York. The case was dropped against the Company and the claim discharged by the bankruptcy court upon Plan Confirmation on September 18, 2019. Power Up has continued a tort case against the individuals. Our director and officer insurance has agreed to cover our chief executive officer Benjamin Slager, chief financial officer Anthony Santelli, as well as ex-controller Dennis Lenaburg, in this case. Management believes the Complaint is frivolous. The defendants have filed amended answers and counterclaims as of the date of this filing, and the case has gone into the discovery phase.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company became subject to Securities Exchange Act Reporting Requirements in October 2012. The symbol “BIOF” is assigned for its securities. The Company’s common stock commenced trading on the OTCBB on February 5, 2014, under the symbol ALLM and changed to BIOF on August 27, 2021.

On November 13, 2018, the Company filed a Form 15, suspending its duty to file reports under sections 13 and 15(d) of the Securities Exchange Act. The Company has subsequently traded on the Pink Sheets. On January 5, 2021, the Company filed a Form 10 Registration Statement to become fully reporting again and has been fully reporting ever since.

Options and Warrants

In November 2020, the Company began a round of financing wherein each unit consists of one (1) share of common stock and one (1) warrant to purchase common stock at a price of $0.15 per share for two (2) years. The Company sold 7,843,332 units. This financing was closed on January 5, 2021.

Subsequent financings have not contained warrants attached to them, or if they have all such warrants have expired or been exercised. At various times over the years, warrants have been issued for services, as parts of contracts, or in settlement agreements. Warrants also remain from some prior financings.

As of the date of filing, not including expired or exercised warrants, the Company has issued warrants to purchase an aggregate of 28,321,961 shares of common stock. The exercise prices associated with these agreements range from $0.005 to $0.45 and terms range from twenty four months to ten (10) years.

As of the date of this filing, the company has issued option agreements to its independent directors, officers, employees, and consultants, to purchase an aggregate of 47,384,466 shares of common stock of which 22,724,466 have vested and 24,660,000 have not yet vested. The exercise prices range from $0.042 to $0.45 and terms range from five (5) to ten (10) years.

Other than the foregoing, none of the Company’s shares of Common Stock are subject to outstanding options or warrants.

Holders

As of the date of filing, there were 274,153,883 shares of common stock outstanding and approximately 329 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently, as of the date of filing, fully earned and vested option agreements in place to purchase an aggregate of 22,724,466 shares of common stock under the Company’s 2021 Employee, Director Stock Plan and there are additional agreements vesting over the next 5 years, or conditional upon events, to purchase an additional 24,660,000 shares of common stock.

Plan Category	Maximum number of securities reserved under equity compensation plan	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities to be issued upon exercise of outstanding options, warrant, and rights

Equity compensation plans approved by security holders	52,891,546	$0.13	50,034,466
Equity compensation plans not approved by security holders	0	n/a	n/a
Total	52,891,546		50,034,466

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

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company from January 1, 2021 through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Mark Cox	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Dave Vanchina	01/05/21	Common Stock	200,000	Purchased @ $0.075 per share
Pamela McKenna	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Michael Bozek	01/05/21	Common Stock	135,000	Purchased @ $0.075 per share
Sean Edmund Burke	01/05/21	Common Stock	133,334	Purchased @ $0.075 per share
Jeffrey Howard	01/05/21	Common Stock	200,000	Purchased @ $0.075 per share
Brian Joseph Burke	01/05/21	Common Stock	275,000	Purchased @ $0.075 per share
Alexander C Shepard	01/05/21	Common Stock	400,000	Purchased @ $0.075 per share
Edmund Burke	01/05/21	Common Stock	266,666	Purchased @ $0.075 per share
Conner Thomas Burke	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Kevin Owen Burke	01/05/21	Common Stock	133,333	Purchased @ $0.075 per share
Vestech Securities, Inc.	01/05/21	Common Stock	10,500	Professional Services
Bret Williams	01/05/21	Common Stock	59,500	Professional Services
Tom Camerlengo	01/11/21	Common Stock	200,000	Exercise of Options
Radall Brodsky	01/11/21	Common Stock	333,333	Exercise of Warrants
John Lucken	01/11/21	Common Stock	333,334	Exercise of Warrants
Mary Lucken	01/11/21	Common Stock	166,667	Exercise of Warrants
The Loyalty American Companies, Inc.	01/13/21	Common Stock	333,333	Exercise of Warrants
Annie Bindler	01/13/21	Common Stock	50,000	Convertible Debenture
Zachary Bindler	01/13/21	Common Stock	50,000	Convertible Debenture
SLMJ Rocky Opportunity Trust	01/15/21	Common Stock	480,000	Convertible Debenture
Annie Bindler	01/20/21	Common Stock	100,000	Exercise of Warrants
Zachary Bindler	01/20/21	Common Stock	100,000	Exercise of Warrants
John Allen James	01/20/21	Common Stock	200,000	Purchased @ $0.25 per share
Randall Brodsky	01/20/21	Common Stock	80,000	Purchased @ $0.25 per share
John E. Lucken Revocable Trust	01/20/21	Common Stock	80,000	Purchased @ $0.25 per share
Edmund Burke	01/22/21	Common Stock	3,500,000	Convertible Debenture
Edmund Burke	01/22/21	Common Stock	1,000,000	Convertible Debenture
AES Capital Partners	01/22/21	Common Stock	2,000,000	Convertible Debenture
Frank & Joan Costabile Trust	01/25/21	Common Stock	100,000	Purchased @ $0.25 per share

Stacy Costabile	01/25/21	Common Stock	100,000	Purchased @ $0.25 per share
Randall Brodsky	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
Mary T. Lucken Revocable Trust	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
John E. Lucken Revocable Trust	01/26/21	Common Stock	80,000	Purchased @ $0.25 per share
Bohdan Rudawski Revocable Trust	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Sam Spector	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Animated Family Films, Inc	01/26/21	Common Stock	100,000	Purchased @ $0.25 per share
Bruce Greenburg Revocable Trust	01/26/21	Common Stock	250,000	Exercise of Warrants
Chris Kneppers	01/27/21	Common Stock	50,000	Exercise of Warrants
Bill Fitzpatrick	01/27/21	Common Stock	100,000	Professional Services
Audie Rolnick	01/27/21	Common Stock	90,000	Purchased @ $0.25 per share
Makhulu Holdings, LLC	01/29/21	Common Stock	100,000	Purchased @ $0.25 per share
Vecchitto FLP Valori, LLC	01/30/21	Common Stock	900,000	Exercise of Warrants
Annie Bindler	02/01/21	Common Stock	100,000	Exercise of Warrants
Zachary Bindler	02/01/21	Common Stock	100,000	Exercise of Warrants
Adam Langsom	02/01/21	Common Stock	15,000	Exercise of Warrants
Marjorie A Fidler & Michael Fidler	02/01/21	Common Stock	100,000	Purchased @ $0.25 per share
Gregory Nacron	02/01/21	Common Stock	80,000	Purchased @ $0.25 per share
Alexander Dimitrief	02/01/21	Common Stock	75,000	Exercise of Warrants
Arthur Lehrhoff	02/01/21	Common Stock	15,000	Exercise of Warrants
Bernard Lehrhoff	02/01/21	Common Stock	15,000	Exercise of Warrants
Bradley S Schmarak Declaration of Trust	02/01/21	Common Stock	45,000	Exercise of Warrants
Bryan I Schwartz Revocable Trust	02/01/21	Common Stock	15,000	Exercise of Warrants
Daniel J Hyman	02/01/21	Common Stock	15,000	Exercise of Warrants
Daniel Lehrhoff and Patti Lehrhoff Trust	02/01/21	Common Stock	30,000	Exercise of Warrants
David Duckler	02/01/21	Common Stock	30,000	Exercise of Warrants
Diane S Kahan	02/01/21	Common Stock	15,000	Exercise of Warrants
JCH Investments, LLC	02/01/21	Common Stock	75,000	Exercise of Warrants
Kenneth M Berman	02/01/21	Common Stock	15,000	Exercise of Warrants
Mason Phelps Revocable Trust	02/01/21	Common Stock	75,000	Exercise of Warrants
Michael Hochman IRA Rollover	02/01/21	Common Stock	21,000	Exercise of Warrants
Randy Abeles	02/01/21	Common Stock	30,000	Exercise of Warrants
Monique Miron	02/03/21	Common Stock	50,000	Purchased @ $0.25 per share
Russel L. Miron	02/03/21	Common Stock	50,000	Purchased @ $0.25 per share
Chris Kneppers	02/05/21	Common Stock	320,000	Exercise of Warrants
Tyler & Brett Properties, LLC	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share

Matthew & Ashley Beck	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Capital Consulting, Inc.	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Gary Noskin	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Martin Schwimmer	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Steven C Paul	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Vecchio Financial, LLC	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
PT7, LLC	02/05/21	Common Stock	800,000	Purchased @ $0.25 per share
Julie Kaplan	02/05/21	Common Stock	100,000	Purchased @ $0.25 per share
LK Dayton Investments, LLC	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Randall Brodsky	02/05/21	Common Stock	60,000	Purchased @ $0.25 per share
321Gold, Ltd.	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Steven Nelson	02/05/21	Common Stock	200,000	Purchased @ $0.25 per share
Jason Walkow	02/05/21	Common Stock	40,000	Purchased @ $0.25 per share
ANIMATED FAMILY FILMS, INC.	02/08/21	Common Stock	100,000	Purchased @ $0.25 per share
Krzysztof Gozdziak	02/08/21	Common Stock	140,000	Purchased @ $0.25 per share
John Piper Jr.	02/09/21	Common Stock	50,000	Purchased @ $0.25 per share
Edward J Piper	02/09/21	Common Stock	50,000	Purchased @ $0.25 per share
M&K Bio LLC	02/09/21	Common Stock	600,000	Purchased @ $0.25 per share
Bradley S Schmarak	02/09/21	Common Stock	100,000	Purchased @ $0.25 per share
Evelyn Varvitsiotes	02/09/21	Common Stock	40,000	Purchased @ $0.25 per share
Paul M Chung Trust	02/09/21	Common Stock	100,000	Purchased @ $0.25 per share
Raymond L Leon	02/10/21	Common Stock	250,000	Purchased @ $0.25 per share
Anthony S De Leo & Paul De Leo JTWROS	02/11/21	Common Stock	200,000	Purchased @ $0.25 per share
Chris Kneppers	02/11/21	Common Stock	130,000	Exercise of Warrants
LABRYS FUND	02/12/21	Common Stock	100,000	Exercise of Warrants
John D Lane	02/12/21	Common Stock	350,000	Exercise of Warrants
John D Lane	02/12/21	Common Stock	362,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,000,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,425,000	Exercise of Warrants
SLMJ Rocky 2017 Opportunity Trust	02/12/21	Common Stock	1,815,342	Exercise of Warrants
Tom Camerlengo	02/19/21	Common Stock	150,000	Exercise of Options

Tom Camerlengo	02/19/21	Common Stock	177,778	Cashless Exercise of Options
Chris Kneppers	02/22/21	Common Stock	4,500,000	Exercise of Warrants
Mark Monahan	02/22/21	Common Stock	200,000	Purchased @ $0.25 per share
Jason Taylor	02/24/21	Common Stock	200,000	Purchased @ $0.25 per share
David Gross and Nancy Burgess	02/25/21	Common Stock	200,000	Exercise of Warrants
Vestech Securities, Inc.	03/03/21	Common Stock	6,450	Professional Services
Bret Williams	03/03/21	Common Stock	36,550	Professional Services
Max Assenheimer	03/17/21	Common Stock	10,000	Professional Services
Hazel Holdings, LP	03/22/21	Common Stock	1,000,000	Purchased @ $0.25 per share
Randall Brodsky	04/12/21	Common Stock	60,000	Purchased @ $0.25 per share
Mark Monahan	08/05/21	Common Stock	100,000	Purchased @ $0.25 per share
Tom Camerlengo	08/31/21	Common Stock	160,118	Cashless Exercise of Options
Linda Gulla	09/20/21	Common Stock	40,000	Professional Services
NWBB, Inc.	09/20/21	Common Stock	38,000	Professional Services
Johan Foster	10/05/21	Common Stock	3,000	Professional Services
Nate Mancuso	10/20/21	Common Stock	100,000	Professional Services
Randall Brodsky	12/10/21	Common Stock	100,000	Purchased @ $0.25 per share
Mary T. Lucken Revocable Trust	12/10/21	Common Stock	40,000	Purchased @ $0.25 per share
John E. Lucken Revocable Trust	12/10/21	Common Stock	60,000	Purchased @ $0.25 per share
Bohdan Rudawski	12/10/21	Common Stock	40,000	Purchased @ $0.25 per share
Steve Tumen	12/10/21	Common Stock	50,000	Purchased @ $0.25 per share
Stacy Costabile	12/10/21	Common Stock	50,000	Purchased @ $0.25 per share
Melvin H. Eaton II	12/10/21	Common Stock	400,000	Purchased @ $0.25 per share
Linda Gulla	12/10/21	Common Stock	400,000	Purchased @ $0.25 per share
Vestech Securities, Inc.	12/10/21	Common Stock	2,625	Professional Services
Bret Williams	12/10/21	Common Stock	14,875	Professional Services
Nate Mancuso	12/13/21	Common Stock	75,000	Professional Services
NWBB, Inc.	12/17/21	Common Stock	19,200	Professional Services
Tom Camerlengo	01/12/22	Common Stock	150,000	Exercise of Warrants

The securities issued in the above-mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(a)(2) of that Act and Rules 504 and 506 of Regulation D.

ITEM 6. [Removed and reserved]

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

In early 2018, our chief executive officer (“CEO”) Ben Slager invented a new technology system referred to as Cellulose-to-Sugar or CTS 2.0, and the Company filed, and recently received, a patent application for this technology. The CTS 2.0 process is a continuous mechanical/chemical dry process for converting cellulose material into sugar and lignin.

The CTS 2.0 system converts plant-based feedstock into two product streams, soluble sugars and lignin, each of which can be converted into multiple products: (1) sugars can be further processed into cellulosic ethanol and other biofuels like jet fuel, and potentially into bio chemicals; and (2) Lignin can be used in ion exchange resins, specialty chemicals, or to create bioplastics. Lignin can also be burned as a renewable fuel.

The Company expects to have its 5th generation CTS 2.0 prototype, along with auxiliary equipment, completed in 2022. The goal of the 5th generation system is to prove larger volume production, and to be an intermediate step to the final 6th generation which is intended to be a commercial volume system.

Plan of Operation

The Company’s strategy is to diversify its product portfolio to include a number of product lines. These potentially include (1) biofuels – such as ethanol, or converting ethanol into higher biofuels like jet-fuel and the like; (2) selling sulfur-free lignin to ion exchange resin producers; (3) making bioplastics from lignin; or, (4) using the sugars and lignin to make biochemicals. We believe that one or more of these co-products could potentially be profitable for the Company.

Our goal is to develop our CTS 2.0 technology to a commercial scale and then seek to either enter into a joint venture or acquire existing corn ethanol plants to install the CTS 2.0 technology. The Company is also looking into converting ethanol to jet fuel. To minimize dilution to shareholders, we will seek project-based financing to build (or acquire and retrofit) or joint venture with existing ethanol producers to produce cellulosic ethanol and lignin/bioplastics and other specialty chemicals from our CTS 2.0 system. We believe retrofitting existing plants with the CTS 2.0 technology may achieve more rapid commercialization than building new plants. If its first plant is profitable, the Company intends to grow with additional plants in the United States and explore international growth by either licensing the technology or forming joint ventures with foreign domestic partners to build plants ourselves.

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (“RINs”) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. (D6 is for corn ethanol). The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.40 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has generated $194,319 in revenue, however it has not generated any revenues from its core business.

Capital Formation

From January 1, 2021 through the date of filing, 13,455,008 warrants were exercised for proceeds of $1,302,817.

From January 1, 2021, through the date of filing, the Company issued 10,543,332 shares at prices ranging from $0.075 to $0.25 per share for proceeds of $2,260,750.

From January 1, 2021, through the date of filing, 500,000 options were exercised for proceeds of $20,400.

From January 1, 2021 through the date of filing, the Company issued an aggregate of 515,700 shares of its common stock for services valued at $120,152.

From January 1, 2021 through the date of filing, the Company issued an aggregate of 1,166,667 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $72,090. These warrant have all been exercised.

From January 1, 2021 through the date of filing, the company issued 7,080,000 shares in exchange for convertible debt of $279,000.

Purchases of Equity Securities

The Company has never purchased, nor does it own, any equity securities of any other issuer.

Going Concern

The Company has incurred losses since inception, and although it currently has a working capital surplus, it may be unable to raise further capital. At December 31, 2021 the Company had a working capital surplus of $713,554 and had incurred accumulated losses of $48,821,403 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As disclosed in Note 2 to the financial statements, there is substantial doubt as to the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the year ended December 31, 2021 to December 31, 2020

For the year ended December 31, 2021, the Company recognized $0 in revenue and also $0 in 2020.

For the year ended December 31, 2021, the Company’s general and administrative expenses decreased by $192,826 to $1,034,948 from $1,227,776 in 2020. This decrease is primarily due to non-cash options packages valued at $876,291 in 2020 as compared to $31,104 non-cash stock compensation in 2021, partially offset by increased salaries to $942,522 from $396,394 in 2020.

Interest expense decreased in the year ended December 31, 2021 by $156,420 to $33,772 from $190,192 in 2020. This decrease is due to the Company’s decision to accrue interest on the back pay due to management in 2020 followed by the repayment of most back pay in 2021.

For the year ended December 31, 2021, the Company received a loan forgiveness of $66,330 versus $0 in 2020.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2021, and 2020, the amounts charged to research and development expenses were $1,103,436 and $763,159, respectively.

The increase is due to the Company hiring additional laboratory personnel after successfully raising additional capital.

Liquidity and Capital Resources

Liquidity

As of December 31, 2021 the Company had $1,164,664 in cash and total stockholders’ equity at December 31, 2021 was negative $1,396,046. As of December 31, 2020, the Company had $286,579 in cash and total stockholders’ equity at December 31, 2020 was negative $3,336,764. Total debt, including advances, accounts payable and other notes payable at December 31, 2021, together with interest payable thereon and contingent liabilities, was $3,234,293, a decrease of $994,973 from December 31, 2020, where it stood at $4,229,266. This decrease is primarily attributable to paying down back pay and $279,000 of convertible notes having converted. $2,738,132 of the remaining debt was renegotiated to be payable out of future revenue or future profits and otherwise does not come due.

During the fiscal year ended December 31, 2021, the Company’s operating expenses increased $180,933 to $2,171,868 from $1,990,935 in 2020. This increase can primarily be attributed to an increase in salaries.

During the fiscal year ended December 31, 2021, the Company’s investing activities used $233,132 in cash. This can be attributed to $216,390 used to purchase machinery and equipment, and $16,742 in patent expenses.

During the fiscal year ended December 31, 2021, the Company generated an aggregate of $3,576,467 through its financing activities, which is an increase of $2,272,757 from $1,303,710 during the fiscal year ended December 31, 2020. This increase from the prior year can be attributed to $2,260,750 raised in private placements as compared to $887,380 in 2020, and $1,315,717 received from the exercise of warrants as compared to $350,000 in 2020.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing around $7.5 to $10 million to optimize and scale up its CTS 2.0 system to be commercially ready. The Company anticipates reaching this stage in around 12-18 months. There is no guarantee that we will achieve all of the additional funding that is needed.

As of the date of filing, the Company has raised $7,500 through the exercise of warrants in 2022, $3,576,467 in 2021, through the issuance of common stock and the exercise of warrants and options, in addition to $10,692,293 raised through the end of 2020 through its private placement offerings, and in addition to capital raised through debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to re-evaluate and revise its operations.

Equity

As of December 31, 2021, shareholders’ equity was negative $(1,396,046).

There were 274,003,883 shares of common stock issued and outstanding as of December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data.

Set forth below are the audited financial statements for the Company for the years ended December 31, 2021, and December 31, 2020, and the report thereon of Pragermetis, P.A.

Blue Biofuels, Inc.

Financial Statements

Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blue Biofuels, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Biofuels, Inc. (Formerly known as Alliance BioEnergy Plus, Inc.) (the Company) as of December 31, 2021 and 2020, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As described in Note 2 to the consolidated financial statements, the Company has not generated any significant revenue since inception and has incurred losses since inception. As of December 31, 2020, the Company has incurred accumulated losses of $48,821,403. On October 22, 2018, the Company filed for Chapter 11 bankruptcy. On September 18, 2019, the judge confirmed the Company’s Chapter 11 Plan, and on October 25, 2019, the bankruptcy case was closed. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 2 to the accompanying consolidated financial statements.

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

We determined that there are no critical audit matters.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020. Our Auditor Firm ID is 273.

Hackensack, New Jersey
February 18, 2022

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,164,664	$286,579
Prepaid expenses	45,051	45,324
TOTAL CURRENT ASSETS	$1,209,715	$331,903
Other assets
Property and equipment, net of accumulated depreciation and amortization of $273,852 and $231,739 at December 31, 2021 and December 31,2020, respectively	377,645	247,431
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	65,853	144,876
Patents	154,758	138,016
TOTAL OTHER ASSETS	$628,532	$560,599
TOTAL ASSETS	$1,838,247	$892,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$11,059	$90,965
Accounts payable - Related Party	72,670	$76,670
Deferred wages and director’s fees - Related party	240,795	$676,477
Lease Liability - Current	72,346	$80,078
Chapter 11 Settlement	50,000	$-
Convertible Debentures — Related Party	-	75,000
Interest Payable - Related Party	49,291	99,268
TOTAL CURRENT LIABILITIES	$496,161	$1,098,458
Long term liabilities
Right of Use Lease Liability, net of current portion	-	72,346
Paycheck Protection Program SBA loan	-	66,330
Chapter 11 Settlement	-	50,000
Notes Payable — Related Party	2,521,562	2,521,562
Notes Payable — Other	216,570	216,570
Convertible debenture, payable from future profits — Related Party	-	204,000
TOTAL LONG TERM LIABILITIES	$2,738,132	$3,130,808
TOTAL LIABILITIES	$3,234,293	$4,229,266

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 274,003,883 issued and outstanding at December 30, 2021, and 241,721,947 shares issued and outstanding at December 31, 2020.	274,004	241,722
Additional paid-in capital	47,151,353	43,103,607
Accumulated deficit	(48,821,403)	(46,682,093)
Total stockholders’ equity (deficit)	$(1,396,046)	$(3,336,764)
TOTAL EQUITY (DEFICIT)	$(1,396,046)	$(3,336,764)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,838,247	$892,502

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	31-Dec
	2021	2020
Revenues	$-	$-
Operating expense:
General and administrative	1,034,948	1,227,776
Research & Development	1,103,436	763,159
Loss on disposal of assets	33,484	-
Total operating expenses	2,171,868	1,990,935

Loss from operations:	(2,171,868)	(1,990,935)

Other (income) expense:
Loan Forgiveness	(66,330)	-
Interest expense - related party	27,084	177,875
Interest expense - other	6,688	12,317
Total other (income) expense	(32,558)	190,192

Income (Loss) before provisions for income taxes	$(2,139,310)	$(2,181,127)
Provisions for income taxes
Net Income / (Loss):	$(2,139,310)	$(2,181,127)

Net income (loss) per share	$(0.008)	$(0.009)

Weighted average common shares outstanding
Basic	269,643,759	229,878,617

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	241,721,947	$241,722	-	-	$43,103,607	$(46,682,093)	$(3,336,764)
Issuance of common stock for services	515,700	$516	-	-	$119,636	-	$120,152
Issuance of 1,166,667 warrants for services		-	-	-	72,090	-	72,090
Warrants exercised	13,455,008	13,455	-	-	1,289,362	-	1,302,817
Issuance of common stock and warrants for cash through PPM	10,543,332	10,543	-	-	2,250,207	-	2,260,750
Issuance of common stock in exchange for debt	7,080,000	7,080	-	-	271,920	-	279,000
Vesting of 460,000 options under the employee, director plan		-			32,319		32,319
Employee stock options exercised	350,000	350	-	-	12,550	-	12,900
Cashless exercise of stock options	337,896	338	-	-	(338)	-	-
Net Income (Loss)						(2,139,310)	$(2,139,310)
Balance as of December 31, 2021	274,003,883	$274,004	-	-	$47,151,353	$(48,821,403)	$(1,396,046)

Balance as of December 31, 2019	219,513,233	$219,513	-	-	$40,949,645	$(44,500,966)	$(3,331,808)
Issuance of common stock for services	733,130	733	-	-	36,767	-	37,500
Issuance of common stock and warrants for cash through PPM	13,558,462	13,558	-	-	873,822	-	887,380
Issuance of common stock in exchange for debt	1,000,000	1,000	-	-	24,000		25,000
Issuance of 11,000,000 vested options under the employee, director plan		-	-	-	876,291	-	876,291
Warrants exercised	6,639,344	6,639	-	-	343,361	-	350,000
Cashless exercise of stock options	277,778	278			(278)		-
Net Income (Loss)						(2,181,127)	$(2,181,127)
Balance as of December 31, 2020	241,721,947	$241,722	-	-	$43,103,607	$(46,682,093)	$(3,336,764)

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	31-Dec-21	31-Dec-20
Cash flows from operating activities
Net Income (Loss)	$(2,139,310)	$(2,181,127)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	131,715	40,124
Stock based compensation for services	120,152	37,500
Net Issuance of options and warrants for services	104,409	876,291
Loss on Disposal of assets	33,484	-
Changes in operating assets and liabilities
Prepaid expenses	273	57,041
Accrued interest - related party	(49,977)	99,268
Accounts payable and accrued liabilities	(519,588)	142,835
Forgiveness of PPP Loan	(66,330)	-
Right of use lease	(80,078)	6,622
Net cash used in operating activities	(2,465,250)	(921,446)

Cash flows from investing activities
Purchase of property and equipment	(216,390)	(147,189)
Security deposits	-	-
Patent Costs	(16,742)	(59,126)
Net cash from (used in) investing activities	(233,132)	(206,315)

Cash flows from financing activities
Proceeds from PPP Loan	-	66,330
Proceeds from exercise of warrants and options	1,315,717	350,000
Net proceeds from issuance of common stock	2,260,750	887,380
Net cash provided by financing activities	3,576,467	1,303,710

Net increase (decrease) in cash and cash equivalents	878,085	175,949

Cash and cash equivalent at beginning of the period	286,579	110,630
Cash and cash equivalent at end of the period	$1,164,664	$286,579

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$279,000	$25,000

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and bioplastics technologies sectors. In early 2018, the Company’s CEO invented a new technology system it calls Cellulose-to-Sugar 2.0 or CTS 2.0, and a patent application was filed and later obtained (U.S. Patent No. 10,994,255). In addition to this patent, the Company has filed provisional patent applications for six additional patents that are currently pending.

The CTS 2.0 is a mechanical/chemical dry process for converting cellulose material into sugar for use in the biofuels industry. CTS 2.0 can convert any cellulosic material – like grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp or King Grass, and the cellulosic portion of municipal solid waste – into sugars and lignin, and subsequently into biofuels and bioplastics. The CTS 2.0 system produces sugar and chemically unmodified lignin among other by-products. The sugar can then be further converted into biofuels and the lignin into bioplastics.

The Company’s focus is to commercialize its CTS 2.0 technology. The Company has recently finalized its 4th generation testing and has begun to develop its 5th generation system which is expected to be semi-commercial in size.

Plan of Operation

The Company is now doing the engineering work to commercialize its CTS 2.0 technology.

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

The Company has a strategy that includes the following:

1)	Selling sugar or ethanol either direct or in combination with joint ventures, mergers, and/or acquisitions of existing businesses in the renewable energy space;
2)	Selling low-cost high purity lignin, or using that lignin to produce ion exchange resins, specialty chemicals, or biodegradable plastics, or making biodegradable bioplastics products and selling them under our own brand.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of December 31, 2021, the Company has incurred accumulated losses of $48,821,403. On October 22, 2018, the Company filed for Chapter 11 bankruptcy. On September 18, 2019, the judge confirmed the Company’s Chapter 11 Plan, and on October 25, 2019, the bankruptcy case was closed. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

Management believes that the Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, or sell additional shares of stock or borrow additional funds. The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our supply chain, employees, and potential future customers. Our office and lab have remained open during the pandemic. Nevertheless, the pandemic slowed our ability to commercialize our process in two ways: by adversely affecting our ability to raise capital, and by adversely affecting the supply chain of laboratory equipment and various parts of upgrades to our CTS 2.0 system, which slowed the development of our prototypes. The extent to which our operations may be further impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. We may experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), access to supplies, capital, and fundamental support services (such as shipping and transportation). Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Furthermore, the effects of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates presented and reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of impairment assessment of intangible assets and valuation allowance for deferred tax assets. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

Stock Compensation

The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance. Share-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, “Stock Compensation”. Share-based payments to consultants, service providers and other non-employees are accounted for in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance.

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

The stock compensation issued for services during the years ended December 31, 2021, and December 31, 2020, were valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the years ended December 31, 2021, and December 31, 2020:

	1/9/20	2/18/20	5/8/20	11/6/20	11/12/20
Risk-free interest rate	1.65%	1.39%	0.69%	0.36%	0.40%
Expected life	5 years	5 years	10 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%
Expected volatility	229.32%	228.60%	226.42%	212.00%	213.22%
ALLM common stock fair value	$0.058	$0.065	$0.083	$0.071	$0.080

	1/5/21	5/18/21	9/13/21	9/30/21	12/13/21
Risk-free interest rate	0.96%	1.64%	1.33%	0.98%	1.42%
Expected life	10 years	5 years	10 years	5 years	10 years
Expected dividends	0%	0%	0%	0%	0%
Expected volatility	209.98%	176.37%	148.35%	150.25%	138.97%
ALLM common stock fair value	$0.124	$0.300	$0.160	$0.255	$0.228

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2021, and December 31, 2020, the amounts charged to research and development expenses were $1,103,436 and $763,159, respectively.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. Under ASC 606, revenue is recognized when the following criteria are met:

1.	persuasive evidence of an arrangement exists;
2.	product has been delivered or the services have been rendered to the customer;
3.	the sales price is fixed or determinable; and,
4.	collectability of the fee or sales price is reasonably assured.

The Company currently has no customers. The Company’s revenues are expected to be derived principally from products sold through joint ventures and corporate owned plants. However, no sales have occurred through those revenue streams to date. The company will recognize revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms.

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

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. As of December 31, 2021, the Company has no convertible instruments.

Accounting for Derivative Instruments

The Company issues debentures where the number of shares into which a debenture can be converted is not fixed. For example, when a debenture converts at a discount to market based on the stock price on the date of conversion. In such instances, the embedded conversion option of the convertible debentures is bifurcated from the host contract and recorded at their fair value. In accounting for derivatives, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is then amortized over the life of the debenture and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability is charged to additional paid-in capital. For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility. As of December 31, 2021, the Company has no derivative instruments.

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

Investments in non-consolidated affiliates

Investments in non-consolidated affiliates are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment are accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company monitors its investment for impairment at least annually and makes appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information. As of December 31, 2021, the Company has no investments in non-consolidated affiliates.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

At December 31, 2021, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	December 31, 2021	December 31, 2020
Building and Improvements	15	$9,370	$9,370
Machinery and Equipment	10	$617,578	$441,560
Furniture and Fixtures	5	$13,649	$15,184
Computer Equipment	3	$10,901	$13,056
		$651,497	$479,170
Less Accumulated Depreciation		$(273,852)	$(231,739)
Property and Equipment		$377,645	$247,431

Total depreciation expense was $52,692 and $40,124 for the years ended December 31, 2021, 2020, respectively.

NOTE 5 – PATENTS

The Company has obtained one patent and has applied for six more patents on its technology, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $154,758.

NOTE 6 – DEBT

Details of each debt, including those that have been paid off or renegotiated during 2021, are indicated below.

Convertible Debentures Related Party

On March 12, 2019, the Company entered into a convertible promissory note with Edmund J Burke for a total of $25,000. The note was due on March 12, 2021, and carried no interest. To the extent unpaid five years after September 18, 2019, it is discharged. At the option of the noteholder, the note is convertible into common stock at $0.025/share. On January 22, 2021, Edmund Burke elected to convert this Note into common stock.

On March 12, 2019, the Company entered into a convertible promissory note with Chris Jemapete for a total of $25,000. The note had a maturity date of March 12, 2021, and carried no interest. To the extent unpaid five years after September 18, 2019, it would be discharged. At the option of the noteholder, the note was convertible into common stock at $0.025 per share. On August 5, 2020, Chris Jemapete elected to convert the note into common stock. Mr. Jemapete is a greater than 5% stockholder of the Company.

On March 12, 2019, the Company entered into a convertible promissory note with AES Capital Partners, LP, for a total of $50,000. The note was due on March 12, 2021, and bore 15% interest. To the extent unpaid five years after September 18, 2019, it is discharged. At the option of the noteholder, the note is convertible into common stock at $0.025/share. Upon conversion, all interest shall be forgiven. On January 22, 2021, AES Capital Partners, LP, elected to convert this Note into common stock.

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

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the PPP loan in a manner which enabled qualification as a forgivable loan. On April 21, 2021, the Company received notice that the entire amount is forgiven.

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

Notes Payable – Related Parties

In July 2016, the Company issued six (6) short-term notes payable to related parties in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes had a value of $2,002,126 and accrued interest at a rate of six percent (6%) per annum. As of December 31, 2018, and December 31, 2017, the total interest accrued on the notes was $278,795 and $176,460 respectively. All of the notes were due on August 4, 2017 and then were in default. However, the notes were held by related parties with the understanding that the notes were not to be paid until the Company begins generating profit. The Company renegotiated some of these notes during its Chapter 11 proceedings, whereas others failed to submit a claim and were discharged upon the Court’s Confirmation Order approving the Company’s Chapter 11 Plan on September 18, 2019. The renegotiated amounts, as per the Plan Confirmation are all to be paid from 50% of the future net profits and discharged to the extent unpaid five years after the Plan effective date of September 18, 2019. These amount are 1) Mark Koch $240,990 plus 6% interest on any portion not repaid within 12 months of the Company’s first reported quarterly net profit; 2) Animated Family Films $579,942 out of the Company’s net profits plus 6% interest; 3) Steven Dunkle, CTWC, & Wellington Asset Holdings $1.5 million plus 6% interest once there is positive quarterly EBITDA from the first plant of Company, or, at its option, may convert that into an equity investment in the first plant of the Company, measured by a percentage of the total cost to build, subject to a minimum equity interest of 1.25% in said plant.

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

On May 15, 2018, the Company entered into a short term loan with Christopher Jemapete, with a principal balance of $50,000 due and payable on May 16, 2019. The note carried an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note as well as 1,000,000 warrants with a $0.10 strike price and with a 5-year expiration. These inducement shares were valued at $36,250 and are being amortized over the life of the note; the warrants had a value of $24,449. On August 25, 2018, this note was restructured to remove the warrants. As of June 30, 2018 accrued interest on this note is $315. The note was renegotiated during the Company’s Chapter 11 proceedings, and as per the Plan Confirmation, it is agreed that $50,315 is to be paid out of future gross revenues.

On May 15, 2018, the Company entered into a short term loan with Pamela Jemapete, with a principal balance of $50,000 due and payable on May 16, 2019. The note carried an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note as well as 1,000,000 warrants with a $0.10 strike price and with a 5-year expiration. These inducement shares were valued at $36,250 and are being amortized over the life of the note; the warrants had a value of $24,449. On August 25, 2018, this note was restructured to remove the warrants. As of June 30, 2018 accrued interest on this note is $315. The note was renegotiated during the Company’s Chapter 11 proceedings, and as per the Plan Confirmation, it is agreed that $50,315 is to be paid out of future gross revenues.

Notes Payable – Other

In July 2016, the Company issued a short-term note payable to a third party in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. The note had a principal balance of $96,570 and accrued interest at a rate of six percent (6%) per annum. As of December 31, 2018, and December 31, 2017, the total interest accrued on the note was $14,382 and $8,588 respectively. The note was due on August 4, 2017 and was then in default. The Company renegotiated this note during its Chapter 11 proceedings, and as per the Plan Confirmation, now the $96,570 is to be paid with no interest out of the same 50% of the future net profits of the Company as the notes mentioned above, if any, or discharged to the extent unpaid five years after September 18, 2019.

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

On March 27, 2019, the Company entered into an agreement with another creditor, such that its debt will be reduced from $32,000 to $20,000 payable out of future gross revenues, upon the bankruptcy court’s acceptance of the Company’s plan of reorganization. The Plan was confirmed by the Court on September 18, 2019.

Convertible Debentures – Related Parties

On November 8, 2018, the Company entered into a convertible promissory note with Edmund J Burke for a total of $175,000. There is no interest, and it is payable out of 20% of the net profits of Company. The note is convertible into common stock at $0.05/share. Upon conversion, Burke shall receive an additional 4,450,148 warrants at a strike price of $0.005/share that expire on November 8, 2023. In addition, 4,450,148 shares of Burke’s common stock were cancelled. On January 22, 2021, Edmund Burke elected to convert this Note into common stock.

On November 8, 2018, the Company entered into a convertible promissory note with Steven Sadaka for a total of $24,000. There is no interest, and it is payable out of 2.5% of the net profits of Company. The note is convertible into common stock at $0.05/share. Upon conversion, Sadaka shall receive an additional 1,000,000 warrants at a strike price of $0.005/share that expire on November 8, 2023. In addition, 1,000,000 shares of Sadaka’s common stock were cancelled. On January 15, 2021, Steven Sadaka elected to convert this Note into common stock.

On November 8, 2018, the Company entered into a convertible promissory note with Annie Bindler for a total of $2,500. There is no interest, and it is payable out of 0.5% of the net profits of Company. The note is convertible into common stock at $0.05/share. Upon conversion, Annie Bindler shall receive an additional 100,000 warrants at a strike price of $0.005/share that expire on November 8, 2023. In addition, 100,000 shares of Annie Bindler’s common stock were cancelled. On January 13, 2021, Annie Bindler elected to convert this Note into common stock.

On November 8, 2018, the Company entered into a convertible promissory note with Zac Bindler for a total of $2,500. There is no interest, and it is payable out of 0.5% of the net profits of Company. The note is convertible into common stock at $0.05/share. Upon conversion, Zac Bindler shall receive an additional 100,000 warrants at a strike price of $0.005/share that expire on November 8, 2023. In addition, 100,000 shares of Zac Bindler’s common stock were cancelled. On January 13, 2021, Zac Bindler elected to convert this Note into common stock.

A summary of all debts that remain of those indicated in the Notes above is as follows:

Notes Payable	December 31, 2021	December 31, 2020
Short Term Chapter 11 Settlement	$50,000	$-
Short Term Convertible Debentures Related Party	$-	$75,000
Long Term Chapter 11 Settlement	$-	$50,000
Long Term Paycheck Protection Program SBA loan	$-	$66,330
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
Long Term Convertible Debentures — Related Party	$-	$204,000
TOTAL NOTES	$2,788,132	$3,133,462

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

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1000 million of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of December 31, 2021, the Company had 274,003,883 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In the year ended December 31, 2021, the company issued an aggregate of 515,700 shares of its common stock for services, valued at $120,152.

In the year ended December 31, 2021, the Company issued an aggregate of 1,166,667 warrants for services. Using a Black-Scholes asset pricing model, these were valued at $72,090.

In the year ended December 31, 2021, 13,455,008 warrants were exercised at an average price of 9.7 cents for total proceeds of $1,302,817.

In the year ended December 31, 2021, 350,000 employee stock options were exercised for proceeds of $12,900.

In the year ended December 31, 2021, 400,000 employee stock options were exercised using the cashless exercise provision to obtain 337,896 shares.

In the year ended December 31, 2021, the Company issued 10,543,332 common shares for cash through private placements of $2,260,750.

In the year ended December 31, 2021, $279,000 of convertible notes issued during Chapter 11 to various parties converted into 7,080,000 shares of common stock.

In the year ended December 31, 2021, the Company issued options under its Employee & Directors Stock Option Plan to purchase an aggregate of 27,030,000 shares of common stock for a period of five to ten years at an exercise price ranging from $0.15 to $0.30. Using a Black-Scholes asset-pricing model, these agreements were valued at $3,670,193. Only 10,000 of those vested in 2021, along with an additional 450,000 options. The vested options were valued at $32,319.

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

Share-Based Awards

Stock option activity under the 2021 ESOP for the year ending December 31, 2021, is as follows:

	Option Shares Outstanding		Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)		Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2020	23,957,099		$0.09		8.64		$2,271,565
Awarded	27,030,000		$0.16		8.86		$4,341,500
Exercised	750,000	#	$0.05	#	-	#	$40,900
Expired	202,633	#	$0.38	#	-	#	$76,185
Outstanding as of December 31, 2021	50,034,466		$0.13		8.53		$6,495,981
Vested as of December 31, 2021	12,314,466		$0.09		7.35		$1,132,981

Outstanding as of December 31, 2019	5,807,099	$0.08	6.43	$445,815
Awarded	21,550,000	$0.10	9.17	$2,108,000
Exercised	500,000	$0.05	-	$25,000
Expired	2,900,000	$0.09	-	$257,250
Outstanding as of December 31, 2020	23,957,099	$0.09	8.64	$2,271,565
Vested as of December 31, 2020	12,707,099	$0.09	8.22	$1,186,565

Warrant activity for the year ending December 31, 2021, is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2020	48,640,723	$0.23	2.09	$11,178,470
Awarded or received from note conversions	8,960,146	$0.06	1.45	$524,750
Exercised	13,605,008	$0.10	-	$1,390,317
Expired	15,423,900	$0.45	-	$6,960,755
Outstanding as of December 31, 2021	28,571,961	$0.12	2.17	$3,352,149
Vested as of December 31, 2021	28,571,961	$0.12	2.17	$3,352,149

Outstanding as of December 31, 2019	42,002,390	$0.28	3.16	$11,693,720
Issued	19,533,333	$0.11	0.53	$2,180,000
Exercised	6,639,344	$0.05	-	$350,000
Expired	6,255,656	$0.09	-	$554,920
Outstanding as of December 31, 2020	48,640,723	$0.23	2.09	$11,178,470
Vested as of December 31, 2020	48,640,723	$0.23	2.09	$11,178,470

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for years ending December 31, 2021, and 2020, to the Company’s effective tax rate, is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	-21%	-21%
State income tax, net of federal benefits	-4.46%	-4.46%
Valuation Allowance	25.46%	25.46%
Income tax provision (benefit)	0%	0%

The provisional (benefit) for income tax is summarized as follows:

	December 31, 2021	December 31, 2020
Federal
Current	-	-
Deferred	$(449,255)	$(458,037)
State
Current		-
Deferred	$(95,413)	$(97,278)
Change in valuation allowance	544,668	555,315
Income tax provision (benefit)	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2021 and 2020 are as follows:

	Years Ended
	December 31, 2021	December 31, 2020
Deferred tax asset
Net operating loss carryovers	$11,176,912	$10,632,244
Total deferred tax assets	11,176,912	10,632,244
Valuation Allowance	(11,176,912)	(10,632,244)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2021, and 2020, the Company had approximately $43,899,890 and $41,760,580, of Federal net operating loss carryovers (“NOLs”) to offset taxable income, if any, in future years which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company files U.S. Federal and Florida tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2015. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business.

On June 21, 2018, Power Up Lending Group Ltd., sued both the Company and four of its managers, ex-managers, and directors of the Company in the United States District Court for the Eastern District of New York. The case was dropped against the Company and the claim discharged by the bankruptcy court upon Plan Confirmation on September 18, 2019. Power Up has continued a tort case against the individuals. Our director and officer insurance has agreed to cover our chief executive officer Benjamin Slager, chief financial officer Anthony Santelli, as well as ex-controller Dennis Lenaburg, in this case. Management believes the Complaint is frivolous. The defendants have filed amended answers and counterclaims as of the date of this filing, and the case has gone into the discovery phase.

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

Amortized lease expense for the years ending December 31, 2021, and 2020, were $71,915 and $78,825, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

YEAR ENDED	December 31, 2020	December 31, 2020
Right of Use Lease Liabilities
Current portion	72,346	80,078
Long-term portion	-	72,346
TOTAL	72,346	152,424

As of December 31, 2021, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2022	72,346
2023	0
2024	0

TOTAL	$72,346

NOTE 10 – RELATED PARTY TRANSACTIONS

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

1)	Short-term notes payable, convertible notes, and contingent liabilities issued to related parties are described in NOTE 5.
2)	A board resolution was passed on February 13, 2020, that pledged the pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they continue to be owed back pay.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Subsequent to December 31, 2021, 250,000 warrants expired.

Subsequent to December 31, 2021, 150,000 employee stock options were exercised for proceeds of $7,500.

Subsequent to December 31, 2021, 2,500,000 employee stock options expired.

Subsequent to December 31, 2021, 10,560,000 employee stock options vested.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in the Company’s independent registered accounting firm, nor any disagreements between the Company and its independent registered accounting firm.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2021. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were sufficient.

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company determined that there were no control deficiencies that constituted material weaknesses. Control deficiencies that existed in 2020 have been rectified. The Company now has an independent financial expert on its Audit Committee; and the Company backs up all financial data and material agreements in the cloud so that in the event of theft, misplacement, or loss due to fire or other unmitigated factors, the Company should still retain all of its material financial data and agreements.

As a result, management has concluded that the Company maintains effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been a change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020., that occurred during our fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company now has an independent financial expert on its Audit Committee, and the Company now backs up all financial data and material agreements in the cloud so that in the event of theft, misplacement, or loss due to fire or other unmitigated factors, the Company should still retain all of its material financial data and agreements. In addition, the Company now has multiple persons reviewing and reconciling the bank account and our financial data.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to the Company’s directors and executive officers.

Name	Age	Position and Offices
Benjamin Slager	59	Chief Executive Officer and Chairman
Anthony Santelli	56	Chief Financial Officer and Director
George D. Bolton	72	Director and Secretary
Charles F. Sills	76	Director
Peter Zimeri	68	Director
Edmund Burke	59	Director

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

Mr. Slager began his career in 1987 as a financial analyst with a venture capital firm, NesBic Holding BV, in Utrecht, the Netherlands. He also served as a market maker on the European Option Exchange in Amsterdam, while working for International Option Investment BV, in Amsterdam. In 1990, Mr. Slager turned his focus to sales and marketing while serving as a sales engineer and international sales director for ASM Pacific technologies in the Netherlands. In 1993, Mr. Slager began a 28-year career as a serial entrepreneur in starting, developing, and selling technically innovative companies. He was the Founder and CEO of NedCard and MicroIdentt a company assembling chips for bank cards and other electronic identification carriers. He started and grew that company from zero to a $100 million revenue base with affiliates in several countries. Further Ben was founder and CEO of SolarExcel BV, which had a patented solution to increase solar cell performance. He was also the CEO of Novameer BV, a company with high tech patented fibers. Ben sold off all of these companies to large multinationals. He has 20 families of patents summing to 108 in his name, divided over different territories in the world, including the CTS 2.0 process that is owned by Blue Biofuels.

Mr. Slager received his Bachelor of Science in Chemical Engineering from Technical College of Chemical Engineering in Hilversum, the Netherlands, in 1985. He also received a degree in Business Administration from Nijenrode University for Business Administration in 1987. The Company’s board determined that Mr. Slager is well-qualified to serve in senior management and member of the board of directors through his experience developing our technology and his prior experience founding, developing and selling technology companies. He is not a director of any other public company

Anthony Santelli II became a director on May 4, 2018, the Chair of the Audit Committee on May 11, 2018, until 2020, the Chief Operating Officer on October 20, 2018, and the CFO on February 1, 2020. His financial expertise along with his experience restructuring and building companies is the reason he was selected to be a board member and senior executive. Dr. Santelli served as a money manager for 20 years as the Founder and Chief Executive Officer of AES Capital, a hybrid venture capital-hedge fund management company. Dr. Santelli is an entrepreneur who has started, helped finance, or turnaround, various private companies and micro-cap publicly traded companies concentrating in the mining, energy and alternative energy fields. He has served in senior management and board positions at various private and micro-cap companies, although he has not served on the board of any other public company in the past five years. He previously was employed by Andersen Consulting, now known as Accenture, rising to the level of a Senior Management Systems Consultant before going to graduate school.

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

Mr. Sills has been engaged in the renewable energy sector since the 1980’s, when he led the Martin Marietta Aerospace (now Lockheed Martin) team that won the contract for and installed the world’s largest (at that time) solar photovoltaic energy installation, under a pilot program co-funded by the U.S. and Saudi Arabian Governments; researched and wrote a worldwide survey of renewable energy technologies and commercialization opportunities; and testified before Congress on the need for pro-active U.S. Government support for advanced renewable energy R&D and demonstration programs. Currently, he serves on both the Defense & Security Advisory Committee and the International Advisory Committee for the American Council on Renewable Energy (“ACORE”); and serves as a Board Member and Advisor on Energy and Environment for the Eurasia Center/Eurasian Business Coalition, where he has planned and moderated conferences on “Doing Business with the BRICS (Brazil, Russia, India, China and South Africa)”, and energy and infrastructure investment opportunities associated with the “New Silk Road”.

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

George D. Bolton became a director of the Company in July 2015. Mr. Bolton had been retired since 2010. Mr. Bolton was selected to the board for his agriculture industry experience and his expertise with climate change. Although not a member of any other corporate board, he is a seasoned business professional with significant experience in production agriculture. From the management of fertilizer and chemical plants to the development and integration of a precision farming system for a national fertilizer and chemical distribution company, George has worked to develop and integrate new technologies for agriculture.

Prior to becoming a director of the Company, Mr. Bolton recognized the impact carbon intensity would have on agriculture. Mr. Bolton was one of the founders of AgCert International, and co-author of the first agricultural baseline methodology approved by the United Nations Framework Convention on Climate Change (UNFCC) AM0016: Greenhouse gas mitigation from improved animal waste management systems in confined animal feeding operations. Under his direction this methodology was the catalyst which allowed AgCert International to construct over 725 biodigesters impacting more than 94% of the qualifying concentrated animal feeding operations in Mexico and Brazil. The construction and operation of these biodigesters dramatically improved each farms local environment impact while also lowering their carbon intensity. The cooperation between AgCert and the local farmers enabled the use of the Clean Development Mechanism of the UNFCC to produce and market millions of certified emissions for the purchasers, as well as covering the costs of each farm’s biodigesters.

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

Audit Committee and Audit Committee Financial Expert

The Company’s board of directors has an audit committee which currently consists of Edmund Burke (chair), George Bolton, and Charles Sills. Mr. Burke is the audit committee financial expert.

Other Board Committees

The Company’s board of directors has a compensation committee consisting entirely of independent directors, with Peter Zimeri as chair and Edmund Burke and Charles Sills as the other members.

The Company has established a nominating and corporate governance committee, consisting entirely of independent directors, with Edmund Burke serving as chair and George Bolton and Peter Zimeri as the other members.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) of such Act which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. The Company filed a Form 15 in 2018 ceasing to be a “reporting Company”. On January 5, 2021, the Company filed a Form 10, which became effective 60 days later, on March 8, 2021. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2021, The following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely
Benjamin Slager	1	1

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

ITEM 11. – EXECUTIVE COMPENSATION

The Company’s board of directors has a compensation committee consisting entirely of independent directors, with Peter Zimeri as chair and Edmund Burke and Charles Sills as the other members. The Company’s compensation philosophy is based on its belief that its compensation programs should be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. The Company seeks to achieve three objectives, which serve as guidelines in making compensation decisions:

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

Commencing on January 1, 2021, Ben Slager, CEO, has an employment contract to receive a salary of $360,000 per annum until at least June 30, 2022. He received a $40,000 bonus in early 2021 and has health insurance covered. In 2021, he also received his back pay from multiple prior years. The board awarded one months’ salary as a bonus to all employees employed in 2020 who remained employed in 2021. In addition, he must be given 6-months’ notice of termination, and shall receive a severance package of one-month’s pay in addition to the 6-months’ notice, or 3 months’ salary if he dies. If there is a change of control, all his options shall vest.

Commencing January 1, 2021, Anthony Santelli, CFO, has an employment contract to receive a salary of $250,000 per annum, and may not be terminated until all his back pay due is paid. The board awarded one months’ salary as a bonus to all employees employed in 2020 who remained employed in 2021. In addition, the CFO must be given 6-months’ notice of termination and shall receive a severance package of one-month’s pay in addition to the 6-months’ notice, or 3 months’ salary if he dies. If there is a change of control, all his options shall vest.

As of December 31, 2021, Anthony Santelli is owed $148,218 in back pay plus $16,033 in unpaid director’s fees, along with interest of $26,983.

As of December 31, 2021, AES Financial Advisors, LLC, an entity owned by Anthony Santelli II and his wife Marjorie Santelli, Esq., is owed $72,670, primarily dating from 2018, prior to when Dr. Santelli became COO, plus interest of $3,885.

The following table sets forth the compensation paid by the Company to its officers and directors for the fiscal years ended December 31, 2021, and December 31, 2020. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any, actually paid. Accrued back pay is included in Other in the year in which it is actually paid. The compensation discussed addresses all compensation awarded to or paid to its named executive officers.

Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plans	Non- Qualified Deferred Comp on Earnings	Other (back pay)	Total

Benjamin Slager	2021	360,000	70,000	-	-	-	-	587,205	$1,017,205
(CEO)	2020	185,500	-	-	414,850	-	-	-	$600,350

Anthony Santelli II	2021	250,000	20,833	-	-	-	-	22,857	$293,690
(CFO)	2020	152,497	-	-	414,850	-	-	8,334	$575,681

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Ben Slager, CEO Chairman	1/5/2021	-	-	6,000,000	$0.15	1/5/2031
Anthony Santelli, CFO Director	1/5/2021	-	-	4,000,000	$0.15	1/5/2031
Ben Slager, CEO Chairman	5/9/2020	5,000,000	-	5,000,000	$0.10	5/9/2030
Anthony Santelli, CFO Director	5/9/2020	5,000,000	-	5,000,000	$0.10	5/9/2030
Peter Zimeri, Director	2/18/2020	100,000	-	-	$0.07	2/18/2025
Total		10,100,000	-	20,000,000

Warrants Issued to Management

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date
NONE		-	-	$-

Total		-	-	$-

(1)	As of December 31, 2021.

Outstanding Equity Awards at Fiscal Year End

In January 2021, the company’s Chief Executive Officer Ben Slager received options to purchase up to 6,000,000 shares of the Company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 15 cents per share that vested January 1, 2022. Using a Black-Scholes option pricing model, these were valued at $743,298. In the year ended December 31, 2020, the Company’s Chief Executive Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS 2.0 process. Using a Black-Scholes asset pricing model, the vested options were valued at $414,850.

In January 2021, the company’s Chief Financial Officer Anthony Santelli received options to purchase up to 4,000,000 shares of the Company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 15 cents per share that vested on January 1, 2022. Using a Black-Scholes option pricing model, these were valued at $495,532. In the year ended December 31, 2020, the Company’s Chief Financial Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS 2.0 process. Using a Black-Scholes asset pricing model, the vested options were valued at $414,850.

Additional Narrative Disclosures

A majority of the Company’s employees, including its executive officers, have entered into employment contracts with the company. The company does not offer any benefits package, deferred compensation, or retirement plan at this time, other than an employee stock option plan.

Director Compensation

In March 2015, the Board of Directors approved a resolution to award compensation packages to the Company’s independent directors for their service as directors or as members of any committee of directors. Directors who are also officers are not to receive additional compensation for being Directors. A resolution dated May 5, 2021, reduced board compensation to $2,500 per quarter paid, at the option of the director, in cash or stock at the market price at the end of the quarter. Some directors have been accruing that as back pay.

The following table sets forth compensation we paid to our non-officer directors during the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation (S)	Total ($)
George D. Bolton	7,810	-	-	-	$7,810
Charles F. Sills	-	-	-	-	$-
Peter Zimeri	22,500	-	-	-	$22,500
Ned Burke	-	-	-	-	$-

(1) See note 3 to the audited financial statements included in this prospectus for assumptions used in valuation.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of February 1, 2022, by: (i) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	No of Shares (2)	% Owned (1)
Benjamin Slager (3)	41,000,000	14.4
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Anthony Santelli, II (4)	47,490,027	16.5
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Charles F. Sills	1,100,000	0.455
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

George D. Bolton	4,600,000	1.7
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Peter Zimeri (5)	100,000	0.041
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Edmund Burke (6)	13,696,942	4.9
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

All officers and directors as a group (five persons)	107,986,969	35.5

Chris Jemapete (7)	16,675,000	6.1
6888 S. Irvington Court
Aurora, CO 80016

Steven Sadaka (8)	18,401,025	6.7
3474 Derby Ln
Weston, FL 33331

Chris and Angela Kneppers (9)	16,938,972	6.28
102 Grand View Avenue Hopewell, NJ 08525

(1)	The percentages in this table are based upon 274,003,883 shares of common stock issued and outstanding as of December 31, 2021, and assumes the persons vested options and warrants are exercised but none other.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 15,000,000 shares owned by the Benjamin Slager 2021 Irrevocable Trust; and shares underlying 11,000,000 fully vested and exercisable employee options owned by Benjamin Slager. Benjamin Slager also has 5,000,000 additional employee options awarded that will vest with the commercialization of the CTS 2.0 system, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately.

(4)	Includes 23,366,803 shares, 260,136 fully vested and exercisable warrants, and 9,000,000 vested and exercisable employee options owned by Anthony Santelli, II; 3,341,639 shares and 600,000 fully vested and exercisable warrants owned by AES Capital Partners, LP; 7,526,177 shares and 3,125,000 fully vested and exercisable warrants owned by The AES Capital Resource Fund, LP; and 135,136 shares and 135,136 fully vested and exercisable warrants owned by Santelli Partners, three entities controlled by Anthony Santelli, II. Anthony Santelli also has 5,000,000 additional employee options awarded that will vest with the commercialization of the CTS 2.0 system, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately.

(5)	Includes 100,000 fully vested and exercisable options.

(6)	Includes 7,980,128 shares and 5,716,814 fully vested warrants.

(7)	Includes 7,400,000 shares held by Chris Jemapete and 4,275,000 held jointly by Chris and Pamela Jemapete, his spouse. An additional 5,000,000 are owned by his spouse.

(8)	Includes 10,303,674 shares owned by Steven Sadaka, and 8,097,351 shares owned by SLMJ Rocky Opportunity Trust controlled by Steven Sadaka. He exercised all his warrants into shares in 2021.

(9)	Includes 16,838,972 shares owned communally.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent (5%) or more of the outstanding securities of any class of the issuer, other than as set forth above.

Changes in Control

The Company does not currently have any arrangements which if consummated may result in a change of control of the Company.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

1)	A board resolution was passed on February 13, 2020, that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they continue to be owed back pay.
2)	Short-term notes payable, convertible notes, and contingent liabilities issued to related parties are described in NOTE 5 above.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Director Independence

The Company currently has four (4) independent directors within the meaning of Nasdaq Marketplace Rule 4200. With four (4) independent directors, the company feels that the current board can competently perform the functions that an independent Board of Directors should provide.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, Prager Metis CPA’s LLC for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2021, and December 31, 2020, and review its interim financial statements for the first, second and third quarters of 2021 and 2020 are approximately $44,500 and $32,00 respectively.

Audit Related fees

During the past fiscal year, no fees were billed or incurred for assurance or related services by the Company’s auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During the past fiscal year, the Company incurred approximately $5,000 for tax preparation fees for the fiscal year ended December 31, 2020 and $6,100 for fiscal year ended December 31, 2019.

All Other Fees

During the past fiscal year, no other fees were billed or incurred for services by the Company’s auditors other than the fees noted above. The Company’s board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of its auditors.

The Board of Directors Preapproval Policies

The Company has had a functioning audit committee since May 2018. For the fiscal year ending December 31, 2021, the Company’s full board approved of the audit arrangement with Prager Metis P.A. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Company’s board of directors regarding its engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, its board of directors is informed of each service provided, and such policies and procedures do not include delegation of its board of directors’ responsibilities under the Exchange Act to its management. The Company’s board of directors may delegate to one or more designated members of its board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If the board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ending December 31, 2021, 100% of audit-related services, tax services and other services performed by the Company’s independent auditors were pre-approved by its board of directors.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Company’s S-1 filed May 23, 2012)

3.2	Certificate of Amendment to Articles of Incorporation filed November 19, 2014 (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

3.3	Certificate of Amendment to Articles of Incorporation filed June 17, 2016 (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

3.4	Certificate of Amendment to Articles of Incorporation filed July 26, 2021 (incorporated by reference to the Company’s 8-K filed on July 30, 2021)

3.5	Bylaws (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

10.1	Employment Agreement, dated June 1, 2020, between the Company and Ben Slager (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

10.2	Employment Agreement, dated June 1, 2020, between the Company and Anthony Santelli (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021

10.3	2021 Employee, Director Stock Plan (incorporated by reference to definitive 14C filed with the SEC on June 24, 2021)

14	Code of Ethics (attached hereto)

31.1.	31.1. Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	February 24, 2022

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	February 24, 2022

By	/s/ Anthony Santelli II
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	February 24, 2022

By	/s/ George D. Bolton
George D. Bolton
Director

Date	February 24, 2022

By	/s/ Charles F. Sills
Charles F. Sills
Director

Date	February 24, 2022

By	/s/ Peter Zimeri
Peter Zimeri
Director

Date	February 24, 2022

By	/s/ Edmund Burke
Edmund Burke
Director

Date	February 24, 2022

