Form 10-Q
period 2022-03-31
BLUE BIOFUELS, INC.
filed 2022-05-11
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (May 5, 2022): 278,463,597.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

Financial Statements

Period Ended March 31, 2022

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$620,260	$1,164,664
Prepaid expenses	82,889	45,051
TOTAL CURRENT ASSETS	$703,149	$1,209,715
Other assets
Property and equipment, net of accumulated depreciation and amortization of $288,483 and $273,852 at March 31, 2022 and December 31,2021, respectively	$363,937	377,645
Security deposits	$30,276	30,276
Right of Use Assets, net of accumulated amortization	$46,097	65,853
Patents	$173,030	154,758
TOTAL OTHER ASSETS	$613,340	$628,532
TOTAL ASSETS	$1,316,489	$1,838,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$19,456	$11,059
Accounts payable - Related Party	$72,670	$72,670
Deferred wages and director’s fees - Related party	$371,134	$240,795
Lease Liability - Current	$51,020	$72,346
Chapter 11 Settlement	$50,000	$50,000
Interest Payable - Related Party	56,003	49,291
TOTAL CURRENT LIABILITIES	$620,283	$496,161
Long term liabilities
Right of Use Lease Liability, net of current portion	$-	-
Notes Payable — Related Party	$2,521,562	$2,521,562
Notes Payable — Other	$216,570	$216,570
TOTAL LONG TERM LIABILITIES	$2,738,132	$2,738,132
TOTAL LIABILITIES	$3,358,415	$3,234,293

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	$-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 274,601,664 issued and outstanding at March 31, 2022, and 274,003,883 shares issued and outstanding at December 31, 2021.	$274,602	274,004
Additional paid-in capital	$48,545,832	47,151,353
Accumulated deficit	$(50,862,360)	$(48,821,403)
Total stockholders’ equity	$(2,041,926)	$(1,396,046)
TOTAL EQUITY (DEFICIT)	$(2,041,926)	$(1,396,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,316,489	$1,838,247

Blue Biofuels, Inc

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended
	31-Mar
	2022	2021
Revenues	-	-
Operating expense:
General and administrative	803,064	306,277
Research & Development	1,230,152	265,074
Loss on disposal of assets	-	33,484
Total operating expenses	2,033,216	604,835

Loss from operations:	(2,033,216)	(604,835)

Other (income) expense:
Interest expense - related party	6,712	6,849
Interest expense - other	1,029	1,900
Total other (income) expense	7,741	8,749

Income (Loss) before provisions for income taxes	$(2,040,957)	$(613,584)
Provisions for income taxes	-	-
Net Income / (Loss):	$(2,040,957)	$(613,584)

Net income (loss) per share	$(0.007)	$(0.002)

Weighted average common shares outstanding
Basic and Diluted	274,257,953	260,659,019

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficiency)
Balance as of December 31, 2021	274,003,883	$274,004	-	-	$47,151,353	$(48,821,403)	$(1,396,046)
Issuance of common stock for services	447,781	$448	-	-	$70,852	-	$71,300
Employee stock options exercised	150,000	$150	-	-	$7,350	-	$7,500
Vesting of 10,560,000 options under the employee, director plan			-	-	$1,316,277	-	$1,316,277
Net Income (Loss)						(2,040,957)	$(2,040,957)
Balance as of March 31, 2022	274,601,664	$274,602	-	-	$48,545,832	$(50,862,360)	$(2,041,926)

Balance as of December 31, 2020	241,721,947	$241,722	-	-	$43,103,607	$(46,682,093)	$(3,336,764)
Issuance of common stock for services	223,000	$223	-	-	$46,707	-	$46,930
Issuance of 1,166,667 warrants for services		$-	-	-	$72,090	-	$72,090
Warrants exercised	13,455,009	$13,455	-	-	$1,289,362	-	$1,302,817
Issuance of common stock and warrants for cash through PPM	9,243,332	$9,243	-	-	$1,926,507	-	$1,935,750
Issuance of common stock in exchange for debt	7,080,000	$7,080	-	-	$271,920	-	$279,000
Issuance of 10,000 vested options under the employee, director plan		$-			$1,215		$1,215
Employee stock options exercised	350,000	$350	-	-	$12,550	-	$12,900
Cashless exercise of stock options	177,778	$178	-	-	$(178)	-	$(0)
Net Income (Loss)						(613,584)	$(613,584)
Balance as of March 31, 2021	272,251,066	272,251	-	-	46,723,780	(47,295,677)	(299,646)

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	31-Mar-22	31-Mar-21
Cash flows from operating activities
Net Income (Loss)	$(2,040,957)	$(613,584)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	17,292	31,220
Stock based compensation for services	71,300	46,930
Net Issuance of options and warrants for services	1,316,277	73,305
Loss on Disposal of assets	-	33,484
Changes in operating assets and liabilities
Prepaid expenses	(37,838)	(33,091)
Accrued interest - related party	6,712	(49,302)
Accounts payable and accrued liabilities	138,736	(521,677)
Right of use lease	(1,570)	(19,466)
Net cash used in operating activities	(530,048)	(1,052,181)

Cash flows from investing activities
Purchase of property and equipment	(3,584)	(40,624)
Security deposits	-	-
Patent Costs	(18,272)	(4,838)
Net cash from (used in) investing activities	(21,856)	(45,462)

Cash flows from financing activities
Proceeds from exercise of warrants and options	7,500	1,315,717
Net proceeds from issuance of common stock	-	1,935,750
Net cash provided by financing activities	7,500	3,251,467

Net increase (decrease) in cash and cash equivalents	(544,404)	2,153,824

Cash and cash equivalent at beginning of the period	1,164,664	286,579
Cash and cash equivalent at end of the period	$620,260	$2,440,403

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Cashless conversion of warrants/options	$-	$-
Conversion of convertible debenture to common stock	$-	$279,000

Blue Biofuels, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and bioplastics technologies sectors. In early 2018, the Company’s Chief Executive Officer (“CEO”) Ben Slager invented a new technology system we call Cellulose-to-Sugar or CTS 2.0, and the Company filed a patent application for this technology. The patent on the CTS 2.0 was awarded in 2021 in the United States (US10994255) and also in El Salvador. The Company also filed an application for this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. The Company has filed six more patents in the United States, all of which are currently pending. These patents pertain to the CTS process, the “fingerprint” of our sugars coming from the process, and the lignin and nanocellulose coming from the process.

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

At a commercial scale, our management expects to be able to produce ethanol more profitably per gallon than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS 2.0 process is uncomplicated and efficient, and is expected to have high value by-products and a highly valued D3 RIN that the Company expects to potentially receive for each gallon of ethanol. We believe a significant difference between CTS 2.0 and corn ethanol is the wide range of feedstocks that CTS 2.0 can process compared to corn. The CTS 2.0 feedstocks are not food and have much lower costs than corn. In addition, while in corn ethanol only the corn is used, the CTS 2.0 uses the whole plant or its waste products.

The new technology made it worthwhile to financially restructure the Company through Chapter 11. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. The Company exited Chapter 11 on September 18, 2019, while keeping all classes, including shareholders, unimpaired. The bankruptcy case was closed on October 25, 2019.

The Company has built several prototypes of the CTS 2.0 system to solidify and further develop the process. The Company decided to complete all the parameter optimizations possible with its 4th generation system before scaling up to a 5th generation system because the parameter optimizations lead to design improvements that have been done more cost effectively at that scale. The Company finalized its 4th generation testing with great success as it was able to generate a 99%+ conversion of the cellulosic material into soluble sugars suitable for further processing into cellulosic ethanol. The Company has begun to develop its 5th generation system and anticipates having it completed in the summer of 2022.

The goal of the 5th generation system is to prove larger volume production, and to be an intermediate step to the final commercial-scale system. The Company expects that the 5th generation system will be of sufficient size and handle sufficient capacity of feedstock to produce approximately one ton per day of the combination of sugar and lignin, which the Company believes will be sufficient to prove the commercial viability of the CTS 2.0 technology. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems. The Company expects to have a CTS 2.0 modular system ready for commercial production in 12-18 months.

The CTS 2.0 system converts plant-based feedstock into two product streams, cellulose and lignin, each of which can be converted into multiple products: (1) Cellulose is broken down into sugars. Sugar can be used to make specialty chemicals and/or biofuels such as ethanol and sustainable aviation fuel; and (2) Lignin can potentially be used in ion exchange resins, specialty chemicals, or to create bioplastics. It can also be burned as a renewable fuel.

Plan of Operation

The Company’s strategy is to diversify its product portfolio to include a number of product lines. These potentially include (1) biofuels – such as ethanol, or converting ethanol into higher biofuels like sustainable aviation fuel and the like; (2) selling sulfur-free lignin to ion exchange resin producers; (3) making specialty chemicals and/or bioplastics from lignin; and, (4) making nanocellulose. We believe these, and other markets, could potentially provide for highly profitable co-products.

Our goal is to develop our CTS 2.0 technology to a commercial scale and then seek to either enter into a joint venture or acquire existing corn ethanol plants to install the CTS 2.0 technology. The Company is also looking into converting ethanol to sustainable aviation fuel. To minimize dilution to shareholders, we will seek project-based financing to build (or acquire and retrofit) or joint venture with existing ethanol producers to produce cellulosic ethanol and lignin/bioplastics and other specialty chemicals from its patented CTS 2.0 system.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (“RINs”) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s newly proposed revised mandate for cellulosic ethanol is for 620 million gallons for 2021, and 770 million gallons for 2022 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger quantities than they are now. The RFS mandate for 2022 calls for 20.77 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.77 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals may make 15% blending available year around. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.40 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

The Company has also licensed the Vertimass Process to convert ethanol (from the CTS 2.0 process) into sustainable aviation fuel. There is no up-front or annual fee until we are converting ethanol into SAF. The license agreement with Vertimass is the subject of a confidentiality agreement between the parties. Since we are not yet producing ethanol on a commercial scale, it is too preliminary to discuss details.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of March 31, 2022, the Company has incurred accumulated losses of $50,862,360. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol of the CTS process), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end product is sugar converting to ethanol, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process, which were $173,030 as of March 31, 2022 and $154,758 as of December 31, 2021.

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2022, and March 31, 2021, the amounts charged to research and development expenses were $1,230,152, and $265,074, respectively.

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

NOTE 4 – PATENTS

The Company has been granted one patent on its technology, has filed for three others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $173,030 as of March 31, 2022.

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

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	March 31, 2022	December 31, 2021
Short Term Chapter 11 Settlement	$50,000	$50,000
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
TOTAL NOTES	$2,788,132	$2,788,132

Of the $2,788,132 due as of March 31, 2022, $2,738,132 is due out of future revenue or future profits. $2,417,502 of the $2,788,132 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. The remaining debt that would not be discharged is $370,630, consisting of $200,630 due to related parties, $120,000 due to other, and a $50,000 Chapter 11 settlement.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1 billion of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of March 31, 2022, the Company had 274,601,664 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

For the three months ended March 31, 2022, the Company issued an aggregate of 447,781 shares of its common stock for services valued at $71,300.

For the three months ended March 31, 2022, 150,000 employee stock options were exercised for proceeds of $7,500.

For the three months ended March 31, 2022, 487,500 warrants expired.

For the three months ended March 31, 2022, 2,604,466 options expired.

For the three months ended March 31, 2022, 10,560,000 stock options vested.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business.

On June 21, 2018, Power Up Lending Group Ltd., sued both the Company and four of its managers, ex-managers, and directors of the Company in the United States District Court for the Eastern District of New York. The case was dropped against the Company and the claim discharged by the bankruptcy court upon Plan Confirmation on September 18, 2019. Power Up has continued a tort case against the individuals. The D&O insurance has agreed to cover the CEO Ben Slager, CFO Anthony Santelli, as well as ex-Controller Dennis Lenaburg, in this case. Management believes the Complaint is frivolous. The defendants have filed amended answers and counterclaims as of the date of this filing.

Leases

The Company consolidated its premises into one location on November 1, 2019, and currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. The lease period is for twenty-four (24) months from November 1, 2019, to October 31, 2021. This had been extended for one year until October 31, 2022. Annual rent commenced at $84,100 per annum and increases 3% per year. Tenant is also required to cover operating costs that, as of January 1, 2022, are estimated at $3,379 per month. Operating lease expense is recognized on a straight-line basis over the lease term and is included in General & Administrative expenses.

ASC 842 was effective for us beginning January 1, 2019. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

Rent expense for the three months ending March 31, 2022, and 2021, were $20,735 and $20,045, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

PERIOD ENDED	March 31, 2022	December 31, 2021
Right of Use Lease Liabilities
Current portion	51,020	72,346
Long-term portion	0	0
TOTAL	51,020	72,346

As of March 31, 2022, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2021	51,020
2023	0
2024	0

TOTAL	$51,020

NOTE 8 – RELATED PARTY TRANSACTIONS

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

1)	Short-term notes payable, convertible notes, and contingent liabilities issued to related parties are described in NOTE 5.
2)	A board resolution was passed on February 13, 2020, that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they continued to receive less than full salaries.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From March 31, 2022, to the date of this filing, the Company issued 28,600 shares for services.

From March 31, 2022, to the date of this filing, 100,000 warrants expired.

From March 31, 2022, to the date of this filing, 2,000,000 unvested options were issued, and 800,000 previously issued options vested.

From March 31, 2022, to the date of this filing, the Company issued 3,833,333 shares in a private placement for proceeds of $575,000.

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

In early 2018, the Company’s Chief Executive Officer (“CEO”) Ben Slager invented a new technology system we call Cellulose-to-Sugar or CTS 2.0, and the Company filed a patent application for this technology. The patent on the CTS 2.0 was awarded in 2021 in the United States (US10994255) and also in El Salvador. The Company also filed an application for this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. The Company has filed six more patents in the United States, all of which are currently pending. These patents pertain to the CTS process, the “fingerprint” of our sugars coming from the process, and the lignin and nanocellulose coming from the process.

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

At a commercial scale, our management expects to be able to produce ethanol more profitably per gallon than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS 2.0 process is uncomplicated and efficient, and is expected to have high value by-products and a highly valued D3 RIN that the Company expects to potentially receive for each gallon of ethanol. We believe a significant difference between CTS 2.0 and corn ethanol is the wide range of feedstocks that CTS 2.0 can process compared to corn. The CTS 2.0 feedstocks are not food and have much lower costs than corn. In addition, while in corn ethanol only the corn is used, the CTS 2.0 uses the whole plant or its waste products.

The Company has built several prototypes of the CTS 2.0 system to solidify and further develop the process. The Company decided to complete all the parameter optimizations possible with its 4th generation system before scaling up to a 5th generation system because the parameter optimizations lead to design improvements that have been done more cost effectively at that scale. The Company finalized its 4th generation testing with great success as it was able to generate a 99%+ conversion of the cellulosic material into soluble sugars suitable for further processing into cellulosic ethanol. The Company has begun to develop its 5th generation system and anticipates having it completed in the summer of 2022.

The goal of the 5th generation system is to prove larger volume production, and to be an intermediate step to the final commercial-scale system. The Company expects that the 5th generation system will be of sufficient size and handle sufficient capacity of feedstock to produce approximately one ton per day of the combination of sugar and lignin, which the Company believes will be sufficient to prove the commercial viability of the CTS 2.0 technology. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems. The Company expects to have a CTS 2.0 modular system ready for commercial production in 12-18 months.

The CTS 2.0 system converts plant-based feedstock into two product streams, cellulose and lignin, each of which can be converted into multiple products: (1) Cellulose is broken down into sugars. Sugar can be used to make specialty chemicals and/or biofuels such as ethanol and sustainable aviation fuel; and (2) Lignin can potentially be used in ion exchange resins, specialty chemicals, or to create bioplastics. It can also be burned as a renewable fuel.

Plan of Operation

The Company’s strategy is to diversify its product portfolio to include a number of product lines. These potentially include (1) biofuels – such as ethanol, or converting ethanol into higher biofuels like sustainable aviation fuel and the like; (2) selling sulfur-free lignin to ion exchange resin producers; (3) making specialty chemicals and/or bioplastics from lignin; and, (4) making nanocellulose. We believe these, and other markets, could potentially provide for highly profitable co-products.

Our goal is to develop our CTS 2.0 technology to a commercial scale and then seek to either enter into a joint venture or acquire existing corn ethanol plants to install the CTS 2.0 technology. The Company is also looking into converting ethanol to sustainable aviation fuel. To minimize dilution to shareholders, we will seek project-based financing to build (or acquire and retrofit) or joint venture with existing ethanol producers to produce cellulosic ethanol and lignin/bioplastics and other specialty chemicals from its patented CTS 2.0 system.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (“RINs”) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s newly proposed revised mandate for cellulosic ethanol is for 620 million gallons for 2021, and 770 million gallons for 2022 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger quantities than they are now. The RFS mandate for 2022 calls for 20.77 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.77 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals may make 15% blending available year around. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.40 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

The Company has also licensed the Vertimass Process to convert ethanol (from the CTS 2.0 process) into sustainable aviation fuel. There is no up-front or annual fee until we are converting ethanol into SAF. The license agreement with Vertimass is the subject of a confidentiality agreement between the parties. Since we are not yet producing ethanol on a commercial scale, it is too preliminary to discuss details.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has generated $194,319 in revenue, however it has not generated any revenues from its core business.

Capital Formation

From January 1, 2022, through the date of filing, the Company issued an aggregate of 476,381 shares of its common stock for services valued at $78,450.

From January 1, 2022, through the date of filing, the Company issued an aggregate of 3,833,333 shares of its common stock for capital of $575,000.

From January 1, 2022, through the date of filing, the Company issued unvested options to its managers and employees to purchase 2,000,000 shares of its common stock for a period between five and ten years at the exercise price of 17 cents per share. Using a Black-Scholes asset-pricing model, these agreements were valued at $319,327. None of those have vested, but 11,360,000 other options have vested, with a valuation of $1,415,383.

From January 1, 2022, through the date of filing, 2,604,466 options expired and 587,500 warrants expired.

From January 1, 2022, through the date of filing, 150,000 previously issued options were exercised for proceeds of $7,500.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. At March 31, 2022, the Company had a working capital surplus of $82,866 and had incurred accumulated losses of $50,862,360 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three month period ended March 31, 2022 (unaudited) to March 31, 2021

For the three months ended March 31, 2022, the Company recognized $0 in revenue as opposed to $0 in 2021.

For the three months ended March 31, 2022, the Company’s general and administrative expenses increased by $496,787 to $803,064 from $306,277 in 2021. This increase is primarily the result of a $495,532 increase in equity-based compensation from $0 in 2021.

Interest expense decreased in the quarter ended March 31, 2022 by $1,008 to $7,741 from $8,749 in 2021.

For the three months ended March 31, 2022 the Company recorded non-cash impairments of assets of $0, as compared to $33,484 in 2021. This was the result of disposing of laboratory assets no longer in use in 2021 and no such disposal in the first quarter of 2022.

Research and development (R&D) costs for the quarter ended March 31, 2022 were $1,230,152, an increase of $965,078 from $265,074 in 2020. The increase in R&D expenses is primarily the result of an increase in payroll of $137,619 from the hiring of additional personnel, and $820,745 in equity-based compensation from $0 in 2021 due to the vesting of options in 2022.

Liquidity and Capital Resources

Liquidity

As of March 31, 2022, the Company had $620,260 in cash, and total stockholders’ equity on March 31, 2022, was negative $2,041,926. As of December 31, 2021, the Company had $1,164,664 in cash, and total stockholders’ equity at December 31, 2021, was negative $1,396,046. Total debt, including advances, accounts payable and other notes payable at March 31, 2022, together with interest payable thereon and contingent liabilities, was $3,358,414 an increase of $124,122 from December 31, 2021, where it stood at $3,234,293. This increase is attributable to the increases in deferred wages due to management. $1,820,630 of the remaining debt has been renegotiated to be payable out of future revenue and $917,502 out of future profits and otherwise does not come due.

During the three months ended March 31, 2022, the Company’s net cash used in operating activities decreased by $522,135 to $530,048 from $1,052,181 in the three months ending March 31, 2021. This decrease can primarily be attributed to an increase in accounts payable of $138,736 versus a reduction in accounts payable of $521,677 in 2021 attributed to paying off back-pay due.

During the three months ended March 31, 2022, the Company’s investing activities used $21,856 in cash. This can be primarily attributed to capitalizing $18,272 in patent costs and $3,584 used to purchase machinery and equipment. During the three months ended March 31, 2021, the Company’s investing activities used $45,462. This is primarily due to the purchase of equipment of $40,624 and $4,838 in patent costs.

During the three months ended March 31, 2022, the Company generated an aggregate of $7,500 through its financing activities, which is a decrease of $3,243,967 from $3,251,467 during the three months ended March 31, 2021. This decrease from the prior year can primarily be attributed to the lack of an equity raise in the first quarter of 2022 as compared to $1,935,750 in the sale of common stock through the Company’s private offerings in 2021, and $1,315,717 in proceeds from the exercise of warrants and options.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing around $7.5 to $10 million to optimize and scale up its CTS 2.0 system to be commercially ready. The Company anticipates reaching this stage around 12 months. There is no guarantee that we will achieve all of the additional funding that is needed.

As of the date of this filing, the Company has raised $582,500 in 2022, through the exercise of options, in addition to $14,289,701, in addition to capital raised through debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of March 31, 2022, shareholders’ equity was negative $2,041,926.

There were 274,601,664 shares of common stock issued and outstanding as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2021, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, there are no material claims or suits whose outcomes could have a material effect on the Company’s financial statements.

On June 21, 2018, Power Up Lending Group Ltd., sued both the Company and four of its managers, ex-managers, and directors of the Company in the United States District Court for the Eastern District of New York. The case was dropped against the Company and the claim discharged by the bankruptcy court upon Plan Confirmation on September 18, 2019. Power Up has continued a tort case against the individuals. The D&O insurance has agreed to cover the CEO Ben Slager, CFO Anthony Santelli, as well as ex-Controller Dennis Lenaburg, in this case. Management believes the Complaint is frivolous. The defendants have amended their answers and counterclaims as of the date of this filing.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2022, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Tom Camerlengo	01/11/22	Common Stock	150,000	Exercise of Options
North Equities	03/05/22	Common Stock	322,581	Professional Services
Bill Fitzpatrick	03/10/22	Common Stock	100,000	Professional Services
NWBB, Inc	03/10/22	Common Stock	25,200	Professional Services
NWBB, Inc	04/22/22	Common Stock	28,600	Professional Services
Ben Slager	04/29/22	Common Stock	500,000	Purchase @ $0.15 per share
AES Capital Resource Fund	05/02/22	Common Stock	500,000	Purchase @ $0.15 per share
Chris and Angela Kneppers	05/02/22	Common Stock	2,333,333	Purchase @ $0.15 per share
Raymond Leon	05/04/22	Common Stock	500,000	Purchase @ $0.15 per share

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

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	May 11, 2022

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	May 11, 2022

