Form 10-Q
period 2022-06-30
BLUE BIOFUELS, INC.
filed 2022-08-08
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2022

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

Former name or former address if changed since last report

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001	BIOF	OTCQB

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

☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,775,191.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (August 5, 2022): 280,414,263.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

Financial Statements

Period Ended June 30, 2022

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$628,906	$1,164,664
Prepaid expenses	111,947	45,051
TOTAL CURRENT ASSETS	$740,853	$1,209,715
Other assets
Property and equipment, net of accumulated depreciation and amortization of $100,189 and $273,852 at June 30, 2022 and December 31,2021, respectively.	311,334	377,645
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	26,341	65,853
Patents	173,030	154,758
TOTAL OTHER ASSETS	$540,981	$628,532
TOTAL ASSETS	$1,281,834	$1,838,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,000	$11,059
Accounts payable - Related Party	72,670	$72,670
Deferred wages and director’s fees - Related party	293,606	$240,795
Lease Liability - Current	29,372	$72,346
Chapter 11 Settlement	50,000	50,000
Interest Payable - Related Party	62,714	49,291
TOTAL CURRENT LIABILITIES	$512,362	$496,161
Long term liabilities
Notes Payable — Related Party	2,521,562	2,521,562
Notes Payable — Other	216,570	216,570
TOTAL LONG TERM LIABILITIES	$2,738,132	$2,738,132
TOTAL LIABILITIES	$3,250,494	$3,234,293

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 279,380,263 issued and outstanding at June 30, 2022, and 274,003,883 shares issued and outstanding at December 31, 2021.	279,381	274,004
Additional paid-in capital	49,339,709	47,151,353
Accumulated deficit	(51,587,750)	(48,821,403)
Total stockholders’ equity (deficit)	$(1,968,660)	$(1,396,046)
TOTAL EQUITY (DEFICIT)	$(1,968,660)	$(1,396,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,281,834	$1,838,247

Blue Biofuels, Inc

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	30-Jun		30-Jun
	2022	2021	2022	2021
Revenues	$-	$-	$-	$-
Operating expense:
General and administrative	241,507	293,371	1,044,571	599,648
Research & Development	436,480	249,786	1,666,632	514,860
Loss on disposal of assets	40,099	-	40,099	33,484
Total operating expenses	718,086	543,157	2,751,302	1,147,992

Loss from operations:	(718,086)	(543,157)	(2,751,302)	(1,147,992)

Other (income) expense:
Loan Forgiveness	-	(66,330)	-	(66,330)
Interest expense - related party	6,712	6,812	13,424	13,661
Interest expense - other	592	1,896	1,621	3,796
Total other (income) expense	7,304	(57,622)	15,045	(48,873)

Income (Loss) before provisions for income taxes	$(725,390)	$(485,535)	$(2,766,347)	$(1,099,119)
Provisions for income taxes	-	-
Net Income / (Loss):	$(725,390)	$(485,535)	$(2,766,347)	$(1,099,119)

Net income (loss) per share	$(0.003)	$(0.002)	$(0.010)	$(0.004)

Weighted average common shares outstanding
Basic	275,876,745	266,513,255	275,876,745	266,513,255

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	274,003,883	$274,004	-	-	$47,151,353	$(48,821,403)	$(1,396,046)
Issuance of common stock for services	447,781	$448	-	-	$70,852	-	$71,300
Employee stock options exercised	150,000	$150	-	-	$7,350	-	$7,500
Vesting of 10,560,000 options under the employee, director plan			-	-	$1,316,277	-	$1,316,277
Net Income (Loss)						(2,040,957)	$(2,040,957)
Balance as of March 31, 2022	274,601,664	$274,602	-	-	$48,545,832	$(50,862,360)	$(2,041,926)
Issuance of common stock for services	78,600	$79	-	-	$16,071	-	$16,150
Employee stock options exercised	200,000	200	-	-	8,200	-	8,400
Vesting of 800,000 options under the employee, director plan			-	-	99,106	-	99,106
Issuance of common stock and warrants for cash through PPM	4,499,999	4,500	-	-	670,500	-	675,000
Net Income (Loss)						(725,390)	(725,390)
Balance as of June 30, 2022	279,380,263	$279,381	-	-	$49,339,709	$(51,587,750)	$(1,968,660)

Balance as of December 31, 2020	241,721,947	$241,722	-	-	$43,103,607	$(46,682,093)	$(3,336,764)
Issuance of common stock for services	223,000	$223	-	-	$46,707	-	$46,930
Issuance of 1,166,667 warrants for services		-	-	-	72,090	-	72,090
Warrants exercised	13,455,009	13,455	-	-	1,289,362	-	1,302,817
Issuance of common stock and warrants for cash through PPM	9,243,331	9,243	-	-	1,926,507	-	1,935,750
Issuance of common stock in exchange for debt	7,080,000	7,080	-	-	271,920	-	279,000
Issuance of 10,000 vested options under the employee, director plan		-			1,215		1,215
Employee stock options exercised	350,000	350	-	-	12,550	-	12,900
Cashless exercise of stock options	177,778	178	-	-	(178)	-	(0)
Net Income (Loss)						(613,584)	$(613,584)
Balance as of March 31, 2021	272,251,065	$272,251	-	-	$46,723,780	$(47,295,677)	$(299,646)
Issuance of common stock and warrants for cash through PPM	60,000	$60			$14,940		$15,000
Issuance of 200,000 vested options under the employee, director plan					$11,443		$11,443
Net Income (Loss)						(485,535)	$(485,535)
Balance as of June 30, 2021	272,311,065	$272,311	-	-	$46,750,163	$(47,781,212)	$(758,738)

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	30-Jun-22	30-Jun-21
Cash flows from operating activities
Net Income (Loss)	$(2,766,347)	$(1,099,119)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	68,123	63,001
Stock based compensation for services	87,450	46,930
Net Issuance of options and warrants for services	1,415,383	84,748
Loss on Disposal of assets	40,099	33,484
Changes in operating assets and liabilities
Prepaid expenses	(66,896)	(33,091)
Accrued interest - related party	13,424	(42,400)
Accounts payable and accrued liabilities	45,753	(508,768)
Forgiveness of PPP Loan	-	(66,330)
Right of use lease	(42,974)	(39,227)
Net cash used in operating activities	(1,205,985)	(1,560,772)

Cash flows from investing activities
Purchase of property and equipment	(2,400)	(114,673)
Patent Costs	(18,273)	(14,504)
Net cash from (used in) investing activities	(20,673)	(129,177)

Cash flows from financing activities
Proceeds from exercise of warrants and options	15,900	1,315,717
Net proceeds from issuance of common stock	675,000	1,950,750
Net cash provided by financing activities	690,900	3,266,467

Net increase (decrease) in cash and cash equivalents	(535,758)	1,576,518

Cash and cash equivalent at beginning of the period	1,164,664	286,579
Cash and cash equivalent at end of the period	$628,906	$1,863,097

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Cashless conversion of warrants/options	$-	$-
Conversion of convertible debenture to common stock	$-	$279,000

Blue Biofuels, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in renewable energy, biofuels, and lignin. In early 2018, the Company’s Chief Executive Officer (“CEO”) Ben Slager invented a new technology system we call Cellulose-to-Sugar or CTS, and the Company filed a patent application for this technology. The CTS patent was awarded in 2021 in the United States (US10994255) and also in El Salvador. The Company also filed an application for this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. The Company has filed six more patents in the United States, all of which are currently pending. These patents broaden the scope and protection of the CTS technology.

Mr. Slager has since further developed the system with the technical staff of the Company. The patented CTS process is a continuous mechanical/chemical dry process for converting cellulose material into sugar and lignin, as compared to the prior process which was a batch mechanical/chemical dry process previously used by our Company. The CTS creates molecular contact between two reactive solid components instead of a more conventional reaction where the reaction takes place between two liquid or gas components in a batch process. The reactants are (1) the cellulose, which is broken down into its components being sugars and lignin; (2) a catalyst, which is cost effective and abundantly available in the market from regular suppliers; it is recycled and reused in the process. The CTS mechanical/chemical process allows for exact process control to ensure that all the material passing through it does so on the optimum reaction parameters through which optimal efficiency is achieved.

CTS differs from other commercial processes that are used to convert cellulose into sugar. Other processes use expensive enzymes, or expensive and harmful chemicals like strong acids or bases. Some use high temperature or high pressure steam. CTS can convert cellulosic material – including grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp or king grass, and the cellulosic portion of municipal solid waste – into sugars and lignin, and the sugars subsequently into biofuels in a what is expected to be a cost effective and environmentally friendly way. The process times needed are significantly shorter than any other cellulosic process. CTS has a near zero carbon footprint in that the amount of added atmospheric carbon created by burning the biofuels produced by CTS is reabsorbed by the plant-based seed stock used in the CTS system. The CTS process recycles the water and catalyst.

At a commercial scale, our management expects to be able to produce ethanol more profitably than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS process has much lower feedstock cost than corn, is uncomplicated and efficient as compared to other cellulosic ethanol processes, and is expected to have high value by-products and a highly valued D3 RIN that the Company expects to potentially receive for each gallon of ethanol. The Company believes a significant difference between CTS and corn ethanol is the wide range of feedstocks that CTS can process compared to corn. The CTS feedstocks are not food and have much lower costs than corn. In addition, while in corn ethanol only the corn is used, the CTS uses the whole plant or its waste products.

The new CTS technology made it worthwhile to financially restructure the Company through Chapter 11. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. The Company exited Chapter 11 on September 18, 2019, while keeping all classes, including shareholders, unimpaired. The bankruptcy case was closed on October 25, 2019.

The Company has built several prototypes of the CTS system to solidify and further develop the process. The Company completed all the parameter optimizations possible in its lab and was able to generate a 99%+ conversion of the cellulosic material into soluble sugars suitable for further processing into cellulosic ethanol. The Company has recently contracted with K.R. Komarek to build larger scale systems, the first of which is anticipated to arrive before the end of the summer of 2022.

The goal of the first Komarek system is to process much larger volumes of feedstock to produce much higher volumes of sugars. Upon success, the Company anticipates ordering a larger system and building a semi-commercial scale pilot CTS plant around that. This will be an intermediate step to the final commercial-scale system. The Company believes that the semi-commercial scale plant will be sufficient to prove the commercial viability of the CTS technology. Due to its mechanical nature and modularity, management anticipates that one commercial-scale CTS plant would have multiple modular CTS systems. The Company expects to have the pilot plant running in 2023.

The CTS system converts plant-based feedstock into two product streams, cellulose and lignin, each of which can be converted into multiple products: (1) Cellulose is broken down into sugars. Sugar can be used to make biofuels, such as ethanol and sustainable aviation fuel, and may also be used to make specialty chemicals; and (2) Lignin can potentially be used in ion exchange resins, or to make specialty chemicals; It can also be burned as a renewable fuel.

Plan of Operation

The Company’s strategy is to diversify its product portfolio to include a number of product lines. These potentially include (1) biofuels – such as ethanol, or converting ethanol into higher biofuels like sustainable aviation fuel and the like; (2) selling sulfur-free lignin to ion exchange resin producers; (3) making specialty chemicals from lignin; and, (4) potentially making nanocellulose. We believe these, and other markets, could potentially provide for highly profitable products.

Our goal is to develop our CTS technology to a commercial scale and then seek to either enter into a joint venture or acquire existing corn ethanol plants to install the CTS technology. The Company is also looking into converting ethanol to sustainable aviation fuel. To minimize dilution to shareholders, the Company will seek project-based financing to build (or acquire and retrofit) or joint venture with existing ethanol producers to produce cellulosic ethanol and lignin and other specialty chemicals from its patented CTS system.

Management believes that retrofitting existing plants with the CTS technology may achieve more rapid commercialization than building new plants. After its first plant is profitable, the Company intends to grow with additional plants in the United States and explore international growth by either licensing the technology or forming joint ventures with foreign domestic partners to build plants.

The ethanol industry is competitive with over 200 ethanol plants in the United States alone. Currently, the vast majority use corn as the feedstock. Their profitability depends highly on the fluctuations between the price of corn and the price of ethanol. Since the Company does not plan to use corn, and plans on having long-term purchase agreements with cellulosic suppliers, we expect that our profitability will potentially be more consistent.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (“RINs”) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s mandate for cellulosic ethanol is for 620 million gallons for 2021, and 770 million gallons for 2022 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger quantities than they are now. The RFS mandate for 2022 calls for 20.77 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.77 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals may make 15% blending available year around. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $2.72 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

The Company has also licensed the Vertimass Process to convert ethanol (from the CTS process) into sustainable aviation fuel. There is no up-front or annual fee until we are converting ethanol into SAF. The license agreement with Vertimass is the subject of a confidentiality agreement between the parties. Since we are not yet producing ethanol on a commercial scale, it is too preliminary to discuss details.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of June 30, 2022, the Company has incurred accumulated losses of $51,587,750. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

The stock compensation issued for services during the 6 months ended June 30, 2022, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for option and warrant-based stock compensation issued in the six months ended June 30, 2022:

	4/19/22	6/21/22
Risk-free interest rate	2.93%	3.38%
Expected life	10 years	5 years
Expected dividends	0%	0%
Expected volatility	133.42%	134.52%
BIOF common stock fair value	$0.165	$0.167

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol of the CTS process), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end product is sugar converting to ethanol, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process, which were $173,030 as of June 30, 2022 and $154,758 as of December 31, 2021.

Research and Development

The Company expenses all research and development costs as incurred. For the six months ended June 30, 2022, and June 30, 2021, the amounts charged to research and development expenses were $1,666,632, and $514,860, respectively.

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under Accounting Standards Update (“ASU”) 2014-09:

1.	Identify contract(s) with a customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and,
5.	Recognize revenues when (or as) we satisfy the performance obligation.

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

NOTE 4 – PATENTS

The Company has been granted one patent on its technology, has filed for six others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $173,030 as of June 30, 2022.

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

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	June 30, 2022	December 31, 2021
Short Term Chapter 11 Settlement	$50,000	$50,000
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
TOTAL NOTES	$2,788,132	$2,788,132

Of the $2,788,132 due as of June 30, 2022, $2,738,132 is due out of future revenue or future profits. $2,417,502 of the $2,788,132 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. The remaining debt that would not be discharged is $370,630, consisting of $200,630 due to related parties, $120,000 due to other, and a $50,000 Chapter 11 settlement.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1 billion of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of June 30, 2022, the Company had 279,380,263 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

For the six months ended June 30, 2022, the Company issued an aggregate of 526,381 shares of its common stock for services valued at $87,450.

For the six months ended June 30, 2022, the Company issued an aggregate of 4,499,999 shares of its common stock for cash valued at $675,000.

For the six months ended June 30, 2022, 350,000 employee stock options were exercised for proceeds of $15,900.

For the six months ended June 30, 2022, 687,500 warrants expired.

For the six months ended June 30, 2022, 2,604,466 options expired.

For the six months ended June 30, 2022, 11,360,000 stock options vested.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business.

On June 21, 2018, Power Up Lending Group Ltd., sued both the Company and four of its managers, ex-managers, and directors of the Company in the United States District Court for the Eastern District of New York. The case was dropped against the Company and the claim discharged by the bankruptcy court upon Plan Confirmation on September 18, 2019. Power Up has continued a tort case against the individuals. The D&O insurance has agreed to cover the CEO Ben Slager, CFO Anthony Santelli, as well as ex-Controller Dennis Lenaburg, in this case. Management believed the Complaint was frivolous. On June 28, 2022, Power Up Lending Group withdrew the case, and there was no financial cost to the Company or its Management team.

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

Rent expense for the six months ending June 30, 2022, and 2021, were $64,724 and $63,921, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

PERIOD ENDED	June 30, 2022	December 31, 2021
Right of Use Lease Liabilities
Current portion	29,372	72,346
Long-term portion	0	0
TOTAL	29,372	72,346

As of June 30, 2022, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2022	29,372
2023	0
2024	0

TOTAL	$29,372

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From June 30, 2022, to the date of this filing, the Company issued 34,000 shares for services.

From June 30, 2022, to the date of this filing, 150,000 warrants expired.

From June 30, 2022, to the date of this filing, 25,000 previously issued options vested.

From June 30, 2022, to the date of this filing, the Company issued 1,000,000 shares in a private placement for proceeds of $150,000.

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

Business Overview

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in renewable energy, biofuels, and lignin.

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in renewable energy, biofuels, and lignin. In early 2018, the Company’s Chief Executive Officer (“CEO”) Ben Slager invented a new technology system we call Cellulose-to-Sugar or CTS, and the Company filed a patent application for this technology. The CTS patent was awarded in 2021 in the United States (US10994255) and also in El Salvador. The Company also filed an application for this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. The Company has filed six more patents in the United States, all of which are currently pending. These patents pertain to the CTS process, the “fingerprint” of our sugars coming from the process, and the lignin and nanocellulose coming from the process.

Mr. Slager has since further developed the system with laboratory personnel. The patented CTS process is a continuous mechanical/chemical dry process for converting cellulose material into sugar and lignin, as compared to the prior process which was a batch mechanical/chemical dry process previously used by our Company. The CTS creates molecular contact between two reactive solid components instead of a more conventional reaction where the reaction takes place between two liquid or gas components in a batch process. The reactants are (1) the cellulose, which is broken down into its components being sugars and lignin; (2) a catalyst, which is cheap and abundantly available in the market from regular suppliers, and separated from reactor components and reused. The CTS mechanical/chemical process allows for exact process control to ensure that all the material passing through it does so on the optimum reaction parameters through which optimal efficiency is achieved.

CTS differs from other commercial processes that are used to convert cellulose into sugar. Other processes use expensive enzymes, or expensive and harmful chemicals like strong acids or bases. Some use high temperature or high pressure steam. CTS can convert any cellulosic material – including grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp or king grass, and the cellulosic portion of municipal solid waste – into sugars and lignin, and the sugars subsequently into biofuels without the use of expensive enzymes or harmful liquid acids or bases. CTS has a near zero carbon footprint in that the amount of added atmospheric carbon created by burning the biofuels produced by CTS is reabsorbed by the plant-based seed stock used in the CTS system, and recycles the water and catalyst.

At a commercial scale, our management expects to be able to produce ethanol more profitably per gallon than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS process is uncomplicated and efficient, and is expected to have high value by-products and a highly valued D3 RIN that the Company expects to potentially receive for each gallon of ethanol. We believe a significant difference between CTS and corn ethanol is the wide range of feedstocks that CTS can process compared to corn. The CTS feedstocks are not food and have much lower costs than corn. In addition, while in corn ethanol only the corn is used, the CTS uses the whole plant or its waste products.

The Company has built several prototypes of the CTS system to solidify and further develop the process. The Company completed all the parameter optimizations possible in its lab and was able to generate a 99%+ conversion of the cellulosic material into soluble sugars suitable for further processing into cellulosic ethanol. The Company has recently contracted with K.R. Komarek to build larger scale systems, the first of which is anticipated to arrive before the end of the summer of 2022.

The goal of the first Komarek system is to provide larger volume production of sugars. Upon success, the Company anticipates ordering a larger system and building a semi-commercial scale pilot CTS plant around that. This will be an intermediate step to the final commercial-scale system. The Company believes that the semi-commercial scale plant will be sufficient to prove the commercial viability of the CTS technology. Due to its mechanical nature and modularity, management anticipates that one commercial-scale CTS plant would have multiple modular CTS systems. The Company expects to have the pilot plant running in 2023.

The CTS system converts plant-based feedstock into two product streams, cellulose and lignin, each of which can be converted into multiple products: (1) Cellulose is broken down into sugars. Sugar can be used to make biofuels, such as ethanol and sustainable aviation fuel, and may also be used to make specialty chemicals; and (2) Lignin can potentially be used in ion exchange resins, or to make specialty chemicals; It can also be burned as a renewable fuel.

Plan of Operation

The Company’s strategy is to diversify its product portfolio to include a number of product lines. These potentially include (1) biofuels – such as ethanol, or converting ethanol into higher biofuels like sustainable aviation fuel and the like; (2) selling sulfur-free lignin to ion exchange resin producers; (3) making specialty chemicals from lignin; and, (4) making nanocellulose. We believe these, and other markets, could potentially provide for highly profitable products.

Our goal is to develop our CTS technology to a commercial scale and then seek to either enter into a joint venture or acquire existing corn ethanol plants to install the CTS technology. The Company is also looking into converting ethanol to sustainable aviation fuel. To minimize dilution to shareholders, the Company will seek project-based financing to build (or acquire and retrofit) or joint venture with existing ethanol producers to produce cellulosic ethanol and lignin and other specialty chemicals from its patented CTS system.

Management believes that retrofitting existing plants with the CTS technology may achieve more rapid commercialization than building new plants. After its first plant is profitable, the Company intends to grow with additional plants in the United States and explore international growth by either licensing the technology or forming joint ventures with foreign domestic partners to build plants.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (“RINs”) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s newly proposed revised mandate for cellulosic ethanol is for 620 million gallons for 2021, and 770 million gallons for 2022 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger quantities than they are now. The RFS mandate for 2022 calls for 20.77 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.77 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals may make 15% blending available year around. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $2.72 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

The Company has also licensed the Vertimass Process to convert ethanol (from the CTS process) into sustainable aviation fuel. There is no up-front or annual fee until we are converting ethanol into SAF. The license agreement with Vertimass is the subject of a confidentiality agreement between the parties. Since we are not yet producing ethanol on a commercial scale, it is too preliminary to discuss details.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has generated $194,319 in revenue, however it has not generated any revenues from its core business.

Capital Formation

From January 1, 2022, through the date of filing, the Company issued an aggregate of 560,381 shares of its common stock for services valued at $92,550.

On April 29, 2022, the Company commenced a new offering of shares of its common stock valued at $0.15 per share. Through the date of filing, the Company has sold an aggregate of 5,499,999 shares of its common stock for capital of $825,000.

From January 1, 2022, through the date of filing, the Company issued unvested options to its managers and employees to purchase 2,000,000 shares of its common stock for a period between five and ten years at the exercise price of 17 cents per share. Using a Black-Scholes asset-pricing model, these agreements were valued at $319,327. None of those have vested, but 11,385,000 other options have vested, with a valuation of $1,420,404.

From January 1, 2022, through the date of filing, 2,604,466 options expired and 837,500 warrants expired.

From January 1, 2022, through the date of filing, 350,000 previously issued options were exercised for proceeds of $15,900.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. At June 30, 2022, the Company had a working capital surplus of $228,491 and had incurred accumulated losses of $51,587,750 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three and six month period ended June 30, 2022 (unaudited) to June 30, 2021

For the three and six months ended June 30, 2022, the Company recognized $0 in revenue as opposed to $0 in 2021.

For the three months ended June 30, 2022, the Company’s general and administrative expenses decreased by $51,864 to $241,507 from $293,371 in 2021. This decrease is primarily the result of a $69,791 decrease in professional fees to 30,830 in 2022 from $100,621 in 2021, primarily related to accounting and legal work bringing the company current again in its financial reporting in 2021.

For the six months ended June 30, 2022, the Company’s general and administrative expenses increased by $444,923 to $1,044,571 from $599,648 in 2021. This increase is primarily the result of a $495,532 increase in equity-based compensation from $11,443 in 2021.

Interest expense decreased in the quarter ended June 30, 2022 by $1,403 to $7,304 from $8,708 in 2021. Interest expense decreased in the six months ended June 30, 2022 by $2,412 to $15,045 from $17,457 in 2021.

For the six months ended June 30, 2022 the Company recorded non-cash impairments of assets of $40,099, as compared to $33,484 in 2021. This was the result of disposing and/or selling of laboratory assets no longer in use in each year.

Research and development (R&D) costs for the quarter ended June 30, 2022 were $436,480, an increase of $186,694 from $249,786 in 2021. The increase in R&D expenses is primarily the result of an increase in payroll of $54,461 from the hiring of additional personnel, and $99,106 in equity-based compensation from $0 in 2021 due to the vesting of options in 2022.

Research and development (R&D) costs for the six months ended June 30, 2022 were $1,666,632, an increase of $1,151,772 from $514,860 in 2021. The increase in R&D expenses is primarily the result of an increase in payroll of $158,748 from the hiring of additional personnel, and $919,851 in equity-based compensation from $0 in 2021 due to the vesting of options in 2022.

Liquidity and Capital Resources

Liquidity

As of June 30, 2022, the Company had $628,906 in cash, and total stockholders’ equity on June 30, 2022, was negative $1,968,660. As of December 31, 2021, the Company had $1,164,664 in cash, and total stockholders’ equity at December 31, 2021, was negative $1,396,046. Total debt, including advances, accounts payable and other notes payable at June 30, 2022, together with interest payable thereon and contingent liabilities, was $3,250,494 an increase of $16,202 from December 31, 2021, where it stood at $3,234,293. This increase is attributable to the increases in deferred wages due to management. $1,820,630 of the remaining debt has been renegotiated to be payable out of future revenue and $917,502 out of future profits and otherwise does not come due.

During the six months ended June 30, 2022, the Company’s net cash used in operating activities decreased by $354,787 to $1,205,985 from $1,560,772 in the six months ending June 30, 2021. This decrease can primarily be attributed to an increase in accounts payable of $45,753 in 2022, versus a reduction in accounts payable of $508,768 in 2021 attributed to paying off back-pay due.

During the six months ended June 30, 2022, the Company’s investing activities used $20,673 in cash. This can be primarily attributed to capitalizing $18,273 in patent costs and $2,400 used to purchase machinery and equipment. During the six months ended June 30, 2021, the Company’s investing activities used $129,177. This is primarily due to the purchase of equipment of $114,673 and $14,504 in patent costs.

During the six months ended June 30, 2022, the Company generated an aggregate of $690,900 through its financing activities, which is a decrease of $2,575,567 from $3,266,467 during the six months ended June 30, 2021. This decrease from the prior year can primarily be attributed to the lack of an equity raise in the first quarter of 2022 and only the start of one in its second quarter raising $675,000, as compared to $1,950,750 raised from the sale of common stock through the Company’s private offerings in 2021, and $1,315,717 in proceeds from the exercise of warrants and options.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing around $7.5 to $10 million to scale up its CTS system to be commercially ready. The Company anticipates reaching this stage around 12 months. There is no guarantee that we will achieve all of the additional funding that is needed.

As of the date of this filing, the Company has raised $765,900 in 2022, through the sale of stock and the exercise of options, in addition to $14,574,702 previously raised, in addition to capital raised through debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of June 30, 2022, shareholders’ equity was negative $1,968,660.

There were 279,380,263 shares of common stock issued and outstanding as of June 30, 2022.

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

On June 21, 2018, Power Up Lending Group Ltd., sued both the Company and four of its managers, ex-managers, and directors of the Company in the United States District Court for the Eastern District of New York. The case was dropped against the Company and the claim discharged by the bankruptcy court upon Plan Confirmation on September 18, 2019. Power Up has continued a tort case against the individuals. The D&O insurance has agreed to cover the legal defense costs for CEO Ben Slager, CFO Anthony Santelli, as well as ex-Controller Dennis Lenaburg, in this case. Management believed the Complaint was frivolous. On June 28, 2022, Power Up Lending Group withdrew the lawsuit against management. The case is now closed. There has been no financial cost to the Company or its Management team.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2022, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Tom Camerlengo	01/11/22	Common Stock	150,000	Exercise of Options
North Equities	03/05/22	Common Stock	322,581	Professional Services
Bill Fitzpatrick	03/10/22	Common Stock	100,000	Professional Services
NWBB, Inc	03/10/22	Common Stock	25,200	Professional Services
NWBB, Inc	04/22/22	Common Stock	28,600	Professional Services
Ben Slager	04/29/22	Common Stock	500,000	Purchase @ $0.15 per share
AES Capital Resource Fund	05/02/22	Common Stock	500,000	Purchase @ $0.15 per share
Chris and Angela Kneppers	05/02/22	Common Stock	2,333,333	Purchase @ $0.15 per share
Raymond Leon	05/04/22	Common Stock	500,000	Purchase @ $0.15 per share
Melvin H. Eaton II	05/23/22	Common Stock	333,333	Purchase @ $0.15 per share
Mark Monahan	05/23/22	Common Stock	333,333	Purchase @ $0.15 per share
Johan Foster	05/26/22	Common Stock	25,000	Professional Services
Caroline Libra	05/26/22	Common Stock	25,000	Professional Services
Thomas Camerlengo	05/31/22	Common Stock	200,000	Exercise of Options
Steve Paul	07/07/22	Common Stock	166,667	Purchase @ $0.15 per share
Randall Brodsky	07/11/22	Common Stock	333,333	Purchase @ $0.15 per share
NWBB, Inc.	07/12/22	Common Stock	34,000	Professional Services
Mudai Nakagawa	07/22/22	Common Stock	500,000	Purchase @ $0.15 per share

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

Date August 8, 2022

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date August 8, 2022

