Form 10-Q
period 2022-09-30
BLUE BIOFUELS, INC.
filed 2022-11-07
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (November 4, 2022): 282,268,575.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

Financial Statements

Period Ended September 30, 2022

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$505,010	$1,164,664
Prepaid expenses	86,780	45,051
TOTAL CURRENT ASSETS	$591,790	$1,209,715
Other assets
Property and equipment, net of accumulated depreciation and amortization of $111,484 and $273,852 at September 30, 2022 and December 31,2021, respectively.	359,439	377,645
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	167,158	65,853
Patents	197,259	154,758
TOTAL OTHER ASSETS	$754,132	$628,532
TOTAL ASSETS	$1,345,922	$1,838,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$13,744	$11,059
Accounts payable - Related Party	72,670	$72,670
Deferred wages and director’s fees - Related party	301,106	$240,795
Lease Liability - Current	92,111	$72,346
Chapter 11 Settlement	50,000	50,000
Interest Payable - Related Party	69,426	49,291
TOTAL CURRENT LIABILITIES	$599,057	$496,161
Long term liabilities
Right of Use Lease Liability, net of current portion	110,697	-
Notes Payable — Related Party	2,521,562	2,521,562
Notes Payable — Other	216,570	216,570
TOTAL LONG TERM LIABILITIES	$2,848,829	$2,738,132
TOTAL LIABILITIES	$3,447,886	$3,234,293

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 281,815,770 issued and outstanding at September 30, 2022, and 274,003,883 shares issued and outstanding at December 31, 2021.	281,817	274,004
Additional paid-in capital	49,822,662	47,151,353
Accumulated deficit	(52,206,443)	(48,821,403)
Total stockholders’ equity (deficit)	$(2,101,964)	$(1,396,046)
TOTAL EQUITY (DEFICIT)	$(2,101,964)	$(1,396,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,345,922	$1,838,247

Blue Biofuels, Inc

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep		30-Sep
	2022	2021	2022	2021
Revenues	$-	$-	$-	$-
Operating expense:
General and administrative	178,512	215,966	1,223,083	815,614
Research & Development	404,157	229,923	2,070,789	744,783
Loss on disposal of assets	-	-	40,099	33,484
Total operating expenses	582,669	445,889	3,333,971	1,593,881

Loss from operations:	(582,669)	(445,889)	(3,333,971)	(1,593,881)

Other (income) expense:
Loan Forgiveness	-	-	-	(66,330)
Interest expense - related party	6,711	6,711	20,135	20,372
Interest expense - other	29,313	1,598	30,934	5,394
Total other (income) expense	36,024	8,309	51,069	(40,564)

Income (Loss) before provisions for income taxes	$(618,693)	$(454,198)	$(3,385,040)	$(1,553,317)
Provisions for income taxes	-	-
Net Income / (Loss):	$(618,693)	$(454,198)	$(3,385,040)	$(1,553,317)

Net income (loss) per share	$(0.002)	$(0.002)	$(0.012)	$(0.006)

Weighted average common shares outstanding
Basic	277,416,282	268,508,643	277,416,282	268,508,643

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	274,003,883	$274,004	-	-	$47,151,353	$(48,821,403)	$(1,396,046)
Issuance of common stock for services	447,781	$448	-	-	$70,852	-	$71,300
Employee stock options exercised	150,000	$150	-	-	$7,350	-	$7,500
Vesting of 10,560,000 options under the employee, director plan			-	-	$1,316,277	-	$1,316,277
Net Income (Loss)						(2,040,957)	$(2,040,957)
Balance as of March 31, 2022	274,601,664	$274,602	-	-	$48,545,832	$(50,862,360)	$(2,041,926)
Issuance of common stock for services	78,600	$79	-	-	$16,071	-	$16,150
Employee stock options exercised	200,000	200	-	-	8,200	-	8,400
Vesting of 800,000 options under the employee, director plan			-	-	99,106	-	99,106
Issuance of common stock and warrants for cash through PPM	4,499,999	4,500	-	-	670,500	-	675,000
Net Income (Loss)						(725,390)	(725,390)
Balance as of June 30, 2022	279,380,263	$279,381	-	-	$49,339,709	$(51,587,750)	$(1,968,660)
Issuance of common stock for services	168,842	$169	-	-	$28,981	-	$29,150
Vesting of 825,000 options under the employee, director plan		-	-	-	110,922	-	110,922
Issuance of 37,333 warrants for services			-	-	5,317	-	5,317
Issuance of common stock and warrants for cash through PPM	2,266,665	2,267	-	-	337,733	-	340,000
Net Income (Loss)						(618,693)	$(618,693)
Balance as of September 30, 2022	281,815,770	$281,817	-	-	$49,822,662	$(52,206,443)	$(2,101,964)

Balance as of December 31, 2020	241,721,947	$241,722	-	-	$43,103,607	$(46,682,093)	$(3,336,764)
Issuance of common stock for services	223,000	$223	-	-	$46,707	-	$46,930
Issuance of 1,166,667 warrants for services		-	-	-	72,090	-	72,090
Warrants exercised	13,455,009	13,455	-	-	1,289,362	-	1,302,817
Issuance of common stock and warrants for cash through PPM	9,243,331	9,243	-	-	1,926,507	-	1,935,750
Issuance of common stock in exchange for debt	7,080,000	7,080	-	-	271,920	-	279,000
Issuance of 10,000 vested options under the employee, director plan		-			1,215		1,215
Employee stock options exercised	350,000	350	-	-	12,550	-	12,900
Cashless exercise of stock options	177,778	178	-	-	(178)	-	(0)
Net Income (Loss)						(613,584)	$(613,584)
Balance as of March 31, 2021	272,251,065	$272,251	-	-	$46,723,780	$(47,295,677)	$(299,646)
Issuance of common stock and warrants for cash through PPM	60,000	$60			$14,940		$15,000
Issuance of 200,000 vested options under the employee, director plan					$11,443		$11,443
Net Income (Loss)						(485,535)	$(485,535)
Balance as of June 30, 2021	272,311,065	$272,311	-	-	$46,750,163	$(47,781,212)	$(758,738)
Issuance of common stock for services	78,000	$78	-	-	$19,422	-	$19,500
Issuance of common stock and warrants for cash through PPM	100,000	100	-	-	24,900	-	25,000
Cashless exercise of stock options	160,118	$160			(160)		-
Net Income (Loss)						(454,198)	(454,198)
Balance as of September 30, 2021	272,649,183	$272,649	-	-	$46,794,325	$(48,235,410)	$(1,168,436)

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	30-Sep-22	30-Sep-21
Cash flows from operating activities
Net Income (Loss)	$(3,385,040)	$(1,553,317)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	102,711	89,658
Stock based compensation for services	116,600	66,430
Net Issuance of options and warrants for services	1,531,622	84,748
Loss on Disposal of assets	40,099	33,484
Changes in operating assets and liabilities
Prepaid expenses	(41,729)	(32,691)
Accrued interest - related party	20,135	(56,689)
Accounts payable and accrued liabilities	62,996	(529,335)
Forgiveness of PPP Loan	-	(66,330)
Right of use lease	(33,647)	(59,284)
Net cash used in operating activities	(1,586,253)	(2,023,326)

Cash flows from investing activities
Net Purchase of property and equipment	(61,800)	(178,803)
Security deposits	-	-
Patent Costs	(42,501)	(16,742)
Net cash from (used in) investing activities	(104,301)	(195,545)

Cash flows from financing activities
Proceeds from exercise of warrants and options	15,900	1,315,717
Net proceeds from issuance of common stock	1015,000	1,975,750
Net cash provided by financing activities	1,030,900	3,291,467

Net increase (decrease) in cash and cash equivalents	(659,653)	1,072,596

Cash and cash equivalent at beginning of the period	1,164,664	286,579
Cash and cash equivalent at end of the period	$505,010	$1,359,175

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Cashless conversion of warrants/options	$-	$28,000
Conversion of convertible debenture to common stock	$-	$279,000

Blue Biofuels, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in renewable energy, biofuels, and lignin. In early 2018, the Company’s Chief Executive Officer (“CEO”) Ben Slager invented a new technology system referred to as Cellulose-to-Sugar or CTS, and the Company filed a patent application for this technology. The CTS patent was awarded in 2021 in the United States (US10994255) and also in El Salvador. The Company also filed an application for this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has two filed patents pending and one provisional patent application for a total of three additional patents that are currently in process. These patents broaden the scope and protection of the CTS technology. The CTS process and related patent and patent applications represent the results of our continued development of the CTS process towards commercialization.

Mr. Slager has since further developed the system with the technical staff of the Company. The patented CTS process is a continuous mechanical/chemical dry process for converting cellulose material into sugar and lignin, as compared to the prior batch process that the Company previously licensed. The CTS process creates molecular contact between two reactive solid components instead of other systems where the reaction takes place between two liquid or gas components in a batch process. The reactants are (1) the feedstock, which is broken down into its components being sugars and lignin; (2) a catalyst, which is cost effective and abundantly available in the market from regular suppliers; it is separated from reactor components and reused. The CTS mechanical/chemical process allows for exact process control to ensure that all the material passing through it does so on the optimum reaction parameters through which optimal efficiency is achieved.

CTS is different from other commercial processes that are used to convert cellulose into sugar. Other processes use enzymatic batch reactors that take weeks to convert cellulose to sugars. CTS can convert any cellulosic material – including grasses and agricultural waste – into sugars in less than a minute. The sugars are subsequently processed into biofuels using off-the-shelf technologies. CTS is environmentally friendly in that it recycles the water and catalyst, and has a near zero carbon footprint in that the amount of added atmospheric carbon created by burning the biofuels produced by CTS is reabsorbed by the plant-based feedstock used in the CTS system in the next harvest.

At a commercial scale, our management expects to be able to produce ethanol at a lower cost per gallon than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS process is uncomplicated and efficient, and is expected to use low-cost feedstocks and have high value by-products. We believe a significant difference between CTS and corn ethanol is the wide range of abundantly available feedstocks that CTS can process compared to corn. The CTS feedstocks are not food and have much lower costs than corn. In addition, while in corn ethanol only the corn kernels are used, CTS uses the whole plant or its waste products, meaning it could obtain higher yields per acre. Estimated yields for corn are about 400-600 gallons of ethanol per acre per year and for king grass in conjunction with our CTS process it could be up to 3000-3500 gallons per acre per year. The Company also expects to potentially receive a highly valued D3 RIN for each gallon of ethanol it produces.

The then new CTS technology made it worthwhile to financially restructure the Company through Chapter 11 in 2018. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. The Company exited Chapter 11 on September 18, 2019, while keeping all classes, including shareholders, unimpaired. The bankruptcy case was closed on October 25, 2019.

The Company has built several prototypes of the CTS system to further develop the process. The Company finalized its parameter optimization when it was able to convert 99% of the cellulosic material into soluble sugars suitable for further processing into cellulosic ethanol. In 2022, the Company partnered with K.R. Komarek to build its CTS machines going forward. Komarek is an industry leading manufacturing company that builds briquetting machines and compaction/granulation systems with throughput capacities up to 50 tons per hour. The Company has begun successful testing on Komarek machines at a throughput processing rate of 2.5 tons per day, and anticipates having early volume testing completed in Q1 2023.

The Company expects to engage an engineering firm to design a semi-commercial scale pilot plant that integrates a larger CTS system into the pre-processing and post-processing elements of the plant. It is anticipated that the pilot plant will have the capacity to produce sugar at a rate sufficient to make around 500,000 – 1,000,000 gallons of ethanol per year. The goal of the pilot plant is to show successful volume production and scalability, and to provide operating cost estimates of a full commercial volume system.

The CTS system converts plant-based feedstock into two product streams, soluble sugars and lignin, each of which can be converted into multiple products as follows: (1) sugars can be further processed into cellulosic ethanol and other biofuels like jet fuel, and potentially into bio chemicals; and (2) Lignin can be used in ion exchange resins, specialty chemicals, or to create bioplastics. Lignin can also be burned as a renewable fuel.

Plan of Operation

The Company expects to have the CTS pilot plant built and functioning in the second half of 2023. The plan is to run sufficient testing to prove the viability of producing a commercial size CTS system. However, commencing commercial production will require project financing of a full-scale CTS commercial system. The project financing will either be for bolting on our CTS system into an existing ethanol facility of a future potential joint venture partner, for acquiring an ethanol facility and converting that to cellulosic ethanol production using our CTS system, or for setting up a production facility for converting ethanol into jet fuel using the Vertimass Process.

The Company has licensed the Vertimass Process to convert ethanol (from the CTS process) into sustainable aviation fuel. There is no up-front or annual fee until we are converting ethanol into SAF. The license agreement with Vertimass is the subject of a confidentiality agreement between the parties. Since we are not yet producing ethanol on a commercial scale, it is too preliminary to discuss details.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (“RINs”) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s mandate for cellulosic ethanol is for 770 million gallons for 2022 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger quantities than they are now. The RFS mandate for 2022 calls for 20.77 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.77 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals may make 15% blending available year around. Converting our cellulosic ethanol to sustainable aviation fuel avoids the blend wall. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $2.19 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of September 30, 2022, the Company has incurred accumulated losses of $52,206,443. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

The stock compensation issued for services during the 9 months ended September 30, 2022, was valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for option and warrant-based stock compensation issued in the nine months ended September 30, 2022:

	4/19/22	6/21/22	9/30/22
Risk-free interest rate	2.93%	3.38%	4.06%
Expected life	10 years	5 years	5 years
Expected dividends	0%	0%	0%
Expected volatility	133.42%	134.52%	128.59%
BIOF common stock fair value	$0.165	$0.167	$0.167

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol of the CTS process), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end product is sugar converting to ethanol, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process, which were $197,259 as of September 30, 2022 and $154,758 as of December 31, 2021.

Research and Development

The Company expenses all research and development costs as incurred. For the nine months ended September 30, 2022, and September 30, 2021, the amounts charged to research and development expenses were $2,070,789, and $744,783, respectively.

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

NOTE 4 – PATENTS

The Company has been granted one patent on its technology, has filed for three others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $197,259 as of September 30, 2022.

NOTE 5 – DEBT

Notes Payable – Chapter 11 Settlement

On July 18, 2018, the Company’s former Controller Dennis Lenaburg sued the Company for $2,694,577 dollars plus stock warrants in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. That lawsuit was moved to the Bankruptcy Court when the Company entered Chapter 11 on October 22, 2018. The Company filed a Complaint against Lenaburg on November 16, 2018, in the bankruptcy court in the Southern District of Florida. The bankruptcy judge ordered mediation, and a settlement was reached that paid Lenaburg $13,650 upon Plan Confirmation and a $50,000 claim payable out of post-confirmation net profits over 3 years, plus 1.5 million common stock warrants with a strike price of $0.30/share and a ten-year expiration period. The $50,000 was due on September 18, 2022, and is expected to be paid in Q4, 2022.

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

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	September 30, 2022	December 31, 2021
Short Term Chapter 11 Settlement	$50,000	$50,000
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
TOTAL NOTES	$2,788,132	$2,788,132

Of the $2,788,132 due as of September 30, 2022, $2,738,132 is due out of future revenue or future profits. $2,417,502 of the $2,788,132 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. The remaining debt that would not be discharged is $370,630, consisting of $200,630 due to related parties, $120,000 due to other, and a $50,000 Chapter 11 settlement.

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1 billion of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of September 30, 2022, the Company had 281,815,770 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

For the nine months ended September 30, 2022, the Company issued an aggregate of 695,223 shares of its common stock for services valued at $116,600.

For the nine months ended September 30, 2022, the Company issued an aggregate of 6,766,664 shares of its common stock for cash valued at $1,015,000.

For the nine months ended September 30, 2022, 350,000 employee stock options were exercised for proceeds of $15,900.

For the nine months ended September 30, 2022, 37,333 warrants were granted. Using the Black-Scholes option pricing valuation method, these were valued at $5,317.

For the nine months ended September 30, 2022, 2,000,000 unvested warrants were issued.

For the nine months ended September 30, 2022, 837,500 warrants expired.

For the nine months ended September 30, 2022, 2,604,466 options expired.

For the nine months ended September 30, 2022, 12,185,000 stock options vested.

For the nine months ended September 30, 2022, 2,000,000 unvested options were issued.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business.

The Company is not subject to any litigation as of September 30, 2022.

Leases

The Company consolidated its premises into one location on November 1, 2019, and currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. The lease period was originally for twenty-four (24) months from November 1, 2019, to October 31, 2021. This had been extended for one year until October 31, 2022, and now has a second extension until October 31, 2024. Annual rent commenced at $84,100 per annum and increased 3% per year. The latest amendment put the annual rent at $102,950. Tenant is also required to cover operating costs that, as of January 1, 2022, are estimated at $3,379 per month. Operating lease expense is recognized on a straight-line basis over the lease term and is included in General & Administrative expenses.

ASC 842 was effective for us beginning January 1, 2019. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

Rent expense for the nine months ending September 30, 2022, and 2021, were $106,631 and $95,169, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

PERIOD ENDED	September 30, 2022	December 31, 2021
Right of Use Lease Liabilities
Current portion	92,111	72,346
Long-term portion	110,697	0
TOTAL	202,808	72,346

As of September 30, 2022, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2022	21,653
2023	95,172
2024	85,983

TOTAL	$202,808

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From September 30, 2022, to the date of this filing, the Company issued 82,805 shares for services.

From September 30, 2022, to the date of this filing, the Company issued 370,000 shares in a private placement for proceeds of $55,500.

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

In early 2018, the Company’s Chief Executive Officer (“CEO”) Ben Slager invented a new technology system referred to as Cellulose-to-Sugar or CTS, and the Company filed a patent application for this technology. The CTS patent was awarded in 2021 in the United States (US10994255) and also in El Salvador. The Company also filed an application for this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has two filed patents pending and one provisional patent application for a total of three additional patents that are currently in process. These patents broaden the scope and protection of the CTS technology. The CTS process and related patent and patent applications represent the results of our continued development of the CTS process towards commercialization.

Mr. Slager has since further developed the system with the technical staff of the Company. The patented CTS process is a continuous mechanical/chemical dry process for converting cellulose material into sugar and lignin, as compared to the prior batch process that the Company previously licensed. The CTS process creates molecular contact between two reactive solid components instead of other systems where the reaction takes place between two liquid or gas components in a batch process. The reactants are (1) the feedstock, which is broken down into its components being sugars and lignin; (2) a catalyst, which is cost effective and abundantly available in the market from regular suppliers; it is separated from reactor components and reused. The CTS mechanical/chemical process allows for exact process control to ensure that all the material passing through it does so on the optimum reaction parameters through which optimal efficiency is achieved.

CTS is different from other commercial processes that are used to convert cellulose into sugar. Other processes use enzymatic batch reactors that take weeks to convert cellulose to sugars. CTS can convert any cellulosic material – including grasses and agricultural waste – into sugars in less than a minute. The sugars are subsequently processed into biofuels using off-the-shelf technologies. CTS is environmentally friendly in that it recycles the water and catalyst, and has a near zero carbon footprint in that the amount of added atmospheric carbon created by burning the biofuels produced by CTS is reabsorbed by the plant-based feedstock used in the CTS system in the next harvest.

At a commercial scale, our management expects to be able to produce ethanol at a lower cost per gallon than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS process is uncomplicated and efficient, and is expected to use low-cost feedstocks and have high value by-products. We believe a significant difference between CTS and corn ethanol is the wide range of abundantly available feedstocks that CTS can process compared to corn. The CTS feedstocks are not food and have much lower costs than corn. In addition, while in corn ethanol only the corn kernels are used, CTS uses the whole plant or its waste products, meaning it could obtain higher yields per acre. Estimated yields for corn are about 400-600 gallons of ethanol per acre per year and for king grass in conjunction with our CTS process it could be up to 3000-3500 gallons per acre per year. The Company also expects to potentially receive a highly valued D3 RIN for each gallon of ethanol it produces.

The then new CTS technology made it worthwhile to financially restructure the Company through Chapter 11 in 2018. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. The Company exited Chapter 11 on September 18, 2019, while keeping all classes, including shareholders, unimpaired. The bankruptcy case was closed on October 25, 2019.

The Company has built several prototypes of the CTS system to further develop the process. The Company finalized its parameter optimization when it was able to convert 99% of the cellulosic material into soluble sugars suitable for further processing into cellulosic ethanol. In 2022, the Company partnered with K.R. Komarek to build its CTS machines going forward. Komarek is an industry leading manufacturing company that builds briquetting machines and compaction/granulation systems with throughput capacities up to 50 tons per hour. The Company has begun successful testing on Komarek machines at a throughput processing rate of 2.5 tons per day, and anticipates having early volume testing completed in Q1 2023.

The Company expects to engage an engineering firm to design a semi-commercial scale pilot plant that integrates a larger CTS system into the pre-processing and post-processing elements of the plant. It is anticipated that the pilot plant will have the capacity to produce sugar at a rate sufficient to make around 500,000 – 1,000,000 gallons of ethanol per year. The goal of the pilot plant is to show successful volume production and scalability, and to provide operating cost estimates of a full commercial volume system.

The CTS system converts plant-based feedstock into two product streams, soluble sugars and lignin, each of which can be converted into multiple products as follows: (1) sugars can be further processed into cellulosic ethanol and other biofuels like jet fuel, and potentially into bio chemicals; and (2) Lignin can be used in ion exchange resins, specialty chemicals, or to create bioplastics. Lignin can also be burned as a renewable fuel.

Plan of Operation

The Company expects to have the CTS pilot plant built and functioning in the second half of 2023. The plan is to run sufficient testing to prove the viability of producing a commercial size CTS system. However, commencing commercial production will require project financing of a full-scale CTS commercial system. The project financing will either be for bolting on our CTS system into an existing ethanol facility of a future potential joint venture partner, for acquiring an ethanol facility and converting that to cellulosic ethanol production using our CTS system, or for setting up a production facility for converting ethanol into jet fuel using the Vertimass Process.

The Company has licensed the Vertimass Process to convert ethanol (from the CTS process) into sustainable aviation fuel. There is no up-front or annual fee until we are converting ethanol into SAF. The license agreement with Vertimass is the subject of a confidentiality agreement between the parties. Since we are not yet producing ethanol on a commercial scale, it is too preliminary to discuss details.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (“RINs”) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s mandate for cellulosic ethanol is for 770 million gallons for 2022 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger quantities than they are now. The RFS mandate for 2022 calls for 20.77 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.77 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals may make 15% blending available year around. Converting our cellulosic ethanol to sustainable aviation fuel avoids the blend wall. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $2.19 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has generated $194,319 in revenue, however it has not generated any revenues from its core business.

Capital Formation

From January 1, 2022, through the date of filing, the Company issued an aggregate of 778,028 shares of its common stock for services valued at $131,300.

On April 29, 2022, the Company commenced a new offering of shares of its common stock valued at $0.15 per share. The Company sold an aggregate of 6,099,998 shares of its common stock for capital of $915,000. This offering was closed on October 3, 2022.

On October 21, 2022, the Company commended another offering of shares of its common stock valued at $0.15 per share. Through the date of filing, the Company has sold an aggregate of 1,036,666 shares of its common stock for capital of $155,500.

From January 1, 2022, through the date of filing, the Company issued unvested options to its managers and employees to purchase 2,000,000 shares of its common stock for a period between five and ten years at the exercise price of 17 cents per share. Using a Black-Scholes asset-pricing model, these agreements were valued at $319,327. None of those have vested, but 12,185,000 other options have vested, with a valuation of $1,526,305.

From January 1, 2022, through the date of filing, the Company issued unvested warrants to purchase 2,000,000 shares of its common stock for a period of 5 years at an exercise price of 18 cents per share. Using a Black-Scholes asset-pricing model, these were valued at $291,768.

From January 1, 2022, through the date of filing, 2,604,466 options expired and 837,500 warrants expired.

From January 1, 2022, through the date of filing, 350,000 previously issued options were exercised for proceeds of $15,900.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. At September 30, 2022, the Company had a working capital deficit of $7,267 and had incurred accumulated losses of $52,206,443 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three and nine month period ended September 30, 2022 (unaudited) to September 30, 2021

For the three and nine months ended September 30, 2022, the Company recognized $0 in revenue as opposed to $0 in 2021.

For the three months ended September 30, 2022, the Company’s general and administrative expenses decreased by $37,454 to $178,512 from $215,966 in 2021. This decrease is primarily the result of a $119,600 employee retention credit issued by the government in 2022.

For the nine months ended September 30, 2022, the Company’s general and administrative expenses increased by $407,469 to $1,223,083 from $815,614 in 2021. This increase is primarily the result of a $495,532 increase in equity-based compensation to $506,975 from $11,443 in 2021.

Interest expense increased in the quarter ended September 30, 2022 by $27,715 to $36,024 from $8,309 in 2021. Interest expense increased in the nine months ended September 30, 2022 by $25,303 to $51,069 from $25,766 in 2021. The increase is primarily related to the renewal of a lease in Q3 2022 that led to a calculatory interest of $31,631 in Q3 2022.

For the nine months ended September 30, 2022 the Company recorded non-cash impairments of assets of $40,099, as compared to $33,484 in 2021. This was the result of disposing and/or selling of laboratory assets no longer in use in each year.

Research and development (R&D) costs for the quarter ended September 30, 2022 were $404,157, an increase of $174,234 from $229,923 in 2021. The increase in R&D expenses is primarily the result of an increase in payroll of $52,933 from the hiring of additional personnel, and $99,478 in equity-based compensation from $0 in 2021 due to the vesting of options in 2022.

Research and development (R&D) costs for the nine months ended September 30, 2022 were $2,070,789, an increase of $1,326,006 from $744,783 in 2021. The increase in R&D expenses is primarily the result of an increase in payroll of $211,681 from the hiring of additional personnel, and $1,019,330 in equity-based compensation from $0 in 2021 due to the vesting of options in 2022.

Liquidity and Capital Resources

Liquidity

As of September 30, 2022, the Company had $505,010 in cash, and total stockholders’ equity on September 30, 2022, was negative $2,101,964. As of December 31, 2021, the Company had $1,164,664 in cash, and total stockholders’ equity at December 31, 2021, was negative $1,396,046. Total debt, including advances, accounts payable and other notes payable at September 30, 2022, together with interest payable thereon and contingent liabilities, was $3,447,886 an increase of $213,593 from December 31, 2021, where it stood at $3,234,293. This increase is attributable to the increases in deferred wages due to management. $1,820,630 of those liabilities has been renegotiated to be payable out of future revenue and $917,502 out of future profits and otherwise does not come due.

During the nine months ended September 30, 2022, the Company’s net cash used in operating activities decreased by $437,073 to $1,586,253 from $2,023,326 in the nine months ending September 30, 2021. This decrease can primarily be attributed to an increase in accounts payable of $62,998 in 2022, versus a reduction in accounts payable of $529,335 in 2021 mostly attributed to paying off back-pay due.

During the nine months ended September 30, 2022, the Company’s investing activities used $104,301 in cash. This can be primarily attributed to capitalizing $42,501 in patent costs and $61,800 used to purchase machinery and equipment. During the nine months ended September 30, 2021, the Company’s investing activities used $195,545. This is primarily due to the purchase of equipment of $178,803 and $16,742 in patent costs.

During the nine months ended September 30, 2022, the Company generated an aggregate of $1,030,900 through its financing activities, which is a decrease of $2,260,567 from $3,291,467 during the nine months ended September 30, 2021. This decrease from the prior year can primarily be attributed to raising $915,000, as compared to $1,975,750 raised from the sale of common stock through the Company’s private offerings in 2021, and $15,900 versus $1,315,717 in proceeds from the exercise of warrants and options.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing around $10 million to build and test a semi-commercial scale pilot plant of its CTS system that is expected to prove the commercial viability of the technology. The Company anticipates reaching this stage by the end of 2023. There is no guarantee that we will achieve all of the additional funding that is needed.

As of the date of this filing, the Company has raised $1,086,400 in 2022, through the sale of stock and the exercise of options, in addition to $14,574,702 previously raised, in addition to capital raised through debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of September 30, 2022, shareholders’ equity was negative $2,101,964.

There were 281,815,770 shares of common stock issued and outstanding as of September 30, 2022.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2022, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Tom Camerlengo	01/11/22	Common Stock	150,000	Exercise of Options
North Equities	03/05/22	Common Stock	322,581	Professional Services
Bill Fitzpatrick	03/10/22	Common Stock	100,000	Professional Services
NWBB, Inc	03/10/22	Common Stock	25,200	Professional Services
NWBB, Inc	04/22/22	Common Stock	28,600	Professional Services
Ben Slager	04/29/22	Common Stock	500,000	Purchase @ $0.15 per share
AES Capital Resource Fund	05/02/22	Common Stock	500,000	Purchase @ $0.15 per share
Chris and Angela Kneppers	05/02/22	Common Stock	2,333,333	Purchase @ $0.15 per share
Raymond Leon	05/04/22	Common Stock	500,000	Purchase @ $0.15 per share
Melvin H. Eaton II	05/23/22	Common Stock	333,333	Purchase @ $0.15 per share
Mark Monahan	05/23/22	Common Stock	333,333	Purchase @ $0.15 per share
Johan Foster	05/26/22	Common Stock	25,000	Professional Services
Caroline Libra	05/26/22	Common Stock	25,000	Professional Services
Thomas Camerlengo	05/31/22	Common Stock	200,000	Exercise of Options
Steve Paul	07/07/22	Common Stock	166,667	Purchase @ $0.15 per share
Randall Brodsky	07/11/22	Common Stock	333,333	Purchase @ $0.15 per share
NWBB, Inc.	07/12/22	Common Stock	34,000	Professional Services
Mudai Nakagawa	07/22/22	Common Stock	500,000	Purchase @ $0.15 per share
NWBB, Inc.	08/17/22	Common Stock	29,444	Professional Services
Linda Gulla	08/22/22	Common Stock	23,889	Professional Services
NWBB, Inc.	08/29/22	Common Stock	26,111	Professional Services
Bohdan Rudawski	09/02/22	Common Stock	133,333	Purchase @ $0.15 per share
Mark Cox	09/02/22	Common Stock	333,333	Purchase @ $0.15 per share
Kathleen Doherty	09/12/22	Common Stock	133,333	Purchase @ $0.15 per share
NWBB, Inc.	09/20/22	Common Stock	55,398	Professional Services
Charles McCann	10/21/22	Common Stock	666,666	Purchase @ $0.15 per share
NWBB, Inc	10/21/22	Common Stock	12,805	Professional Services
Alvian Istrate	10/21/22	Common Stock	200,000	Purchase @ $0.15 per share
Alan Catterall	10/31/22	Common Stock	170,000	Purchase @ $0.15 per share
Wingard, LLC	10/31/22	Common Stock	70,000	Professional Services

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

Date November 7, 2022

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date November 7, 2022

