Form 10-K
period 2022-12-31
BLUE BIOFUELS, INC.
filed 2023-03-31
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2022

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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (March 29, 2023): 299,416,769.

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

ITEM 1. BUSINESS

Background

Business Overview

Blue Biofuels, Inc., was incorporated in Nevada on March 28, 2012, as Alliance Media Group Holdings, Inc. Since December 2013, Blue Biofuels, Inc. (the “Company”) has been a technology company focused on emerging technologies in renewable energy, biofuels, and lignin.

In early 2018, the Company’s chief executive officer (“CEO”) Ben Slager invented a new technology system referred to as Cellulose-to-Sugar or CTS, and the Company filed a process patent application for this technology. Mr. Slager has since further developed the system with laboratory personnel. The CTS patent was awarded in 2021 in the United States (U.S. Patent No. 10,994,255) and also in El Salvador. The Company also filed an application for this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has received one additional patent (for which it has also applied for in all the above mentioned jurisdictions), one continuation patent pending, and provisional patent applications for two additional patents that are currently pending.

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

CTS is different from other commercial processes that are used to convert cellulose into sugar. Other processes use enzymatic batch reactors that take up to weeks to convert cellulose to sugars. CTS can convert any cellulosic material – including grasses and agricultural waste – into sugars in less than a minute of conversion time. The sugars are subsequently processed into biofuels using off-the-shelf technologies. CTS is environmentally friendly in that it recycles the water and catalyst, and it has a near zero carbon footprint: the amount of added atmospheric carbon created by burning the biofuels produced by the CTS system was absorbed by the plant-based feedstock while growing and is merely released back into the atmosphere. No extra CO2 is released into the atmosphere in our system. This is to be distinguished from fossil fuels because new CO2 is released when fossil fuels are burned.

The CTS system converts plant-based feedstock into one primary product, soluble sugars, which can be further processed into cellulosic ethanol and other biofuels like jet fuel, and potentially into bio chemicals.

CTS has different co-products than other processes. Our primary co-product is pure lignin. Other industries like the paper industry produce lignin that is contaminated by chemicals like sulfur. Other cellulosic ethanol processes do not yield chemically clean high purity lignin because their processes chemically alter or contaminate the lignin. Most ethanol producers use corn, not cellulose, and the co-products of corn ethanol production are distillers grains animal feed and corn oil. Our lignin can potentially be used in ion exchange resins or specialty chemicals. Lignin can also be burned as a renewable fuel.

At a commercial scale, our management expects to be able to produce ethanol at a lower cost per gallon than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS process is robust, uncomplicated and efficient, and is expected to use low-cost feedstocks and have a potentially high value by-product. We believe a significant difference between CTS ethanol and corn ethanol is the wide range of abundantly available feedstocks that CTS can process compared to just corn as the feedstock. The CTS feedstocks are nonfood and have much lower costs than corn. In addition, while in corn ethanol only the corn kernels are used, CTS uses the whole plant or its waste products, meaning it could obtain much higher yields per acre. Estimated yields for corn are about 400-600 gallons of ethanol per acre per year and for king grass in conjunction with our CTS process it could be up to 3000-3500 gallons per acre per year. The Company also expects to potentially receive a highly valued D3 RIN for each gallon of ethanol it produces.

The promise of the then newly developed CTS technology made it worthwhile to financially restructure the Company through Chapter 11 in 2018. Prior management had taken on various “toxic” notes other debts that the Company could not pay at that time. The Company’s new board and management determined that a chapter 11 bankruptcy filing was its only plausible alternative to save the company as a going concern for the benefit of creditors and stockholders. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. Management fought, eliminated, and restructured millions in debts and disputed debts, and exited Chapter 11 on September 18, 2019, while keeping all classes, including the shareholders, unimpaired. The Company’s debts were either voided, renegotiated down and paid off, or renegotiated to be paid out of future revenues ($1,820,630) or renegotiated to be paid out of future profits ($917,502). These are reflected on the Company’s financial statements. A complete copy of the Plan of Reorganization was filed as Exhibit 2(a) of the Company’s 2020 financial statements. Having paid all debts that needed to be paid, the bankruptcy case was closed on October 25, 2019.

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

The Company has begun successful testing on a Komarek-made machine at a throughput processing rate of 2.5 tons per day. The Company has designed a pilot plant around that machine and is in the process of completing the buildout of the plant. The Company anticipates having the pilot plant completed in Q1, 2023 and anticipates to continue testing it and optimizing parameters and sugar production in the first half of 2023. This pilot plant is designed to show successful volume production and scalability.

The Company expects to engage an engineering firm to design a semi-commercial scale pilot plant that integrates a larger CTS system into the pre-processing and post-processing elements of the plant. It is anticipated that the semi-commercial plant will have the capacity to produce sugar at a rate sufficient to make around 500,000 – 1,000,000 gallons of ethanol per year. The goal of the semi-commercial plant is to provide operating cost estimates of a full commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems, and that the semi-commercial plant would contain one such module. The Company expects to have the semi-commercial system ready in 2024.

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

The Company has licensed the Vertimass Process to convert ethanol (from the CTS process) into sustainable aviation fuel (SAF). There is no up-front or annual fee until we are converting ethanol into SAF. The license agreement with Vertimass is the subject of a confidentiality agreement between the parties. The Company aims to start engineering of a first pilot plant to convert up to 500,000 gallons of ethanol into jet fuel and other fuels.

The Company’s strategy is to diversify its product portfolio to include a number of product lines. These potentially include (1) biofuels – such as ethanol, or converting ethanol into higher biofuels like sustainable aviation fuel and the like; (2) selling sulfur-free lignin to ion exchange resin producers; and (3) making specialty chemicals from lignin. We believe these, and other markets, could potentially provide for highly profitable products.

Management believes that retrofitting existing plants with the CTS technology or delivering cellulosic sugar to existing ethanol plants to enable them to make cellulosic ethanol, may achieve more rapid commercialization than building new plants. After its first plant is profitable, the Company intends to grow with additional plants in the United States and explore international growth by either licensing the technology or forming joint ventures with foreign domestic partners to build plants.

The ethanol industry is competitive with over 200 ethanol plants in the United States alone. Currently, the vast majority use corn as the feedstock. Their profitability depends highly on the fluctuations between the price of corn and the price of ethanol. Since the Company does not plan to use corn, and plans on having long-term purchase agreements with cellulosic suppliers, we anticipate that our profitability will be more consistent.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s current RIN volume targets for cellulosic ethanol include 720 million gallons for 2023, 1.42 billion gallons for 2024, and 2.13 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger quantities than they are now. The RFS mandate for 2022 called for 20.77 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.77 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals may make 15% blending available year around. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $1.95 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

Employees

The company currently employs seven full-time employees, three part-time employee and seventeen consultants. The Company plans to hire additional employees to more rapidly commercialize its technology.

ITEM 1A. RISK FACTORS

Not required as the Company is a “smaller reporting company.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Offices

The Company maintains its corporate office at 3710 Buckeye Street, Suite 120, Palm Beach Gardens 33410. The Company’s telephone number is 888-607-3555. On August 30, 2019, the Company signed a lease for a period of twenty-four (24) months from November 1, 2019, through October 31, 2021. In December 2020, this lease was extended for twelve (12) months, and in August 2022, extended the lease for two more years until October 31, 2024. Annual rent in the latest lease extension commenced at approximately $102,950 per annum and increases on a year-to-year basis by three percent (3%) over the base year. In addition, the Company is obligated to pay an amount equal to 10.41% of the operating expenses of the building together with sales tax on all amounts. This office space includes the Company’s research and demonstration facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, there are no material claims or suits whose outcomes could have a material effect on the Company’s financial statements.

ITEM 4. [Removed and reserved]

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

Options and Warrants

At various times over the years, warrants have been issued for services, as parts of contracts, or in settlement agreements. Warrants also have been issued as a part of some financings.

As of the date of filing, not including expired or exercised warrants, the Company has issued warrants to purchase an aggregate of 18,098,310 shares of common stock. The exercise prices associated with these agreements range from $0.05 to $0.30 and terms range from twenty four months to ten (10) years.

As of the date of this filing, the company has issued option agreements to its independent directors, officers, employees, and consultants, to purchase an aggregate of 65,530,000 shares of common stock of which 26,805,000 have vested and 38,725,000 have not yet vested. The exercise prices range from $0.05 to $0.30 and terms range from five (5) to ten (10) years.

Other than the foregoing, none of the Company’s shares of Common Stock are subject to outstanding options or warrants.

Holders

As of the date of filing, there were 299,416,769 shares of common stock outstanding and approximately 342 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently, as of the date of filing, fully earned and vested option agreements in place to purchase an aggregate of 26,805,000 shares of common stock under the Company’s 2021 Employee, Director Stock Plan and there are additional agreements vesting over the next 5 years, or conditional upon events, to purchase an additional 38,725,000 shares of common stock.

Plan Category	Maximum number of securities reserved under equity compensation plan (1)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities to be issued upon exercise of outstanding options, warrant, and rights

Equity compensation plans approved by security holders	55,439,038	$0.13	51,080,000
Equity compensation plans not approved by security holders	0	n/a	n/a
Total	55,439,038		51,080,000

(1)	As of December 31, 2022.

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

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company from January 1, 2022 through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Tom Camerlengo	01/12/22	Common Stock	150,000	Exercise of Warrants
North Equities	03/05/22	Common Stock	322,581	Professional Services
Bill Fitzpatrick	03/10/22	Common Stock	100,000	Professional Services
NWBB, Inc	03/10/22	Common Stock	25,200	Professional Services
NWBB, Inc	04/22/22	Common Stock	28,600	Professional Services
Ben Slager	04/29/22	Common Stock	500,000	Purchase @ $0.15 per share
AES Capital Resource Fund	05/02/22	Common Stock	500,000	Purchase @ $0.15 per share
Chris and Angela Kneppers	05/02/22	Common Stock	2,333,333	Purchase @ $0.15 per share
Raymond Leon	05/04/22	Common Stock	500,000	Purchase @ $0.15 per share
Melvin H. Eaton II	05/23/22	Common Stock	333,333	Purchase @ $0.15 per share
Mark Monahan	05/23/22	Common Stock	333,333	Purchase @ $0.15 per share
Johan Foster	05/26/22	Common Stock	25,000	Professional Services
Caroline Libra	05/26/22	Common Stock	25,000	Professional Services
Thomas Camerlengo	05/31/22	Common Stock	200,000	Exercise of Options
Steve Paul	07/07/22	Common Stock	166,667	Purchase @ $0.15 per share
Randall Brodsky	07/11/22	Common Stock	333,333	Purchase @ $0.15 per share
NWBB, Inc.	07/12/22	Common Stock	34,000	Professional Services
Mudai Nakagawa	07/22/22	Common Stock	500,000	Purchase @ $0.15 per share
NWBB, Inc.	08/17/22	Common Stock	29,444	Professional Services
Linda Gulla	08/22/22	Common Stock	23,889	Professional Services
NWBB, Inc.	08/29/22	Common Stock	26,111	Professional Services
Bohdan Rudawski	09/02/22	Common Stock	133,333	Purchase @ $0.15 per share
Mark Cox	09/02/22	Common Stock	333,333	Purchase @ $0.15 per share
Kathleen Doherty	09/12/22	Common Stock	133,333	Purchase @ $0.15 per share
NWBB, Inc.	09/20/22	Common Stock	55,398	Professional Services
Charles McCann	10/21/22	Common Stock	666,666	Purchase @ $0.15 per share
NWBB, Inc	10/21/22	Common Stock	12,805	Professional Services
Alvian Istrate	10/21/22	Common Stock	200,000	Purchase @ $0.15 per share
Alan Catterall	10/31/22	Common Stock	170,000	Purchase @ $0.15 per share
Wingard, LLC	10/31/22	Common Stock	70,000	Professional Services
Randall Brodsky	11/07/22	Common Stock	400,000	Purchase @ $0.15 per share
NWBB, Inc.	11/10/22	Common Stock	34,091	Professional Services
Richard Snider	12/14/22	Common Stock	100,000	Purchase @ $0.15 per share
Steven Dunkle Rev Trust	12/21/22	Common Stock	7,000,000	Exercise of Warrants
Mudai Nakagawa	12/22/22	Common Stock	150,000	Purchase @ $0.15 per share
Raymond Leon	01/03/23	Common Stock	200,000	Purchase @ $0.15 per share
James Cherwin	01/30/23	Common Stock	100,000	Purchase @ $0.15 per share
Edmund Burke	01/30/23	Common Stock	4,450,148	Exercise of Warrants
Edmund Burke	01/31/23	Common Stock	1,000,000	Exercise of Warrants
NWBB, Inc.	02/06/23	Common Stock	40,000	Professional Services
Ron Smith	02/06/23	Common Stock	166,666	Purchase @ $0.15 per share
Mark Monahan	02/17/23	Common Stock	333,333	Purchase @ $0.15 per share
Michael Fidler	02/17/23	Common Stock	200,000	Purchase @ $0.15 per share
Joseph Corry	02/17/23	Common Stock	100,000	Purchase @ $0.15 per share
William Newman	02/21/23	Common Stock	100,000	Purchase @ $0.15 per share
Johnny Anastasiades	03/01/23	Common Stock	135,000	Purchase @ $0.15 per share
Jozef Kneppers	03/06/23	Common Stock	1,333,333	Purchase @ $0.15 per share
James & Michelle Dupre	03/06/23	Common Stock	150,000	Purchase @ $0.15 per share
Randall Brodsky	03/07/23	Common Stock	400,000	Purchase @ $0.15 per share
Tamara Chapman Revocable Trust	03/08/23	Common Stock	333,333	Purchase @ $0.15 per share
John Comrie	03/08/23	Common Stock	333,333	Purchase @ $0.15 per share
William Fitzpatrick	03/24/23	Common Stock	100,000	Professional Services

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

In early 2018, our chief executive officer (“CEO”) Ben Slager invented a new technology system referred to as Cellulose-to-Sugar or CTS, and the Company filed, and received, two patents for this technology. The CTS process is a continuous mechanical/chemical dry process for converting cellulose material into sugar and lignin.

The CTS system converts plant-based feedstock into one primary product, soluble sugars, which can be further processed into cellulosic ethanol and other biofuels like jet fuel, and potentially into bio chemicals.

The primary co-product of the CTS system is sulfur-free lignin. Our lignin potentially can be used in ion exchange resins or specialty chemicals. Lignin can also be burned as a renewable fuel.

In 2022, the Company partnered with K.R. Komarek to build its CTS machines going forward. Komarek is an industry leading manufacturing company that builds briquetting machines and compaction/granulation systems with throughput capacities up to 50 tons per hour. The Company has begun successful testing on a Komarek-made machine at a throughput processing rate of 2.5 tons per day. The Company has designed a pilot plant around that machine and is in the process of completing the buildout of the plant. We anticipate having the pilot plant completed in Q1, 2023 and anticipate to continue testing it and optimizing parameters and sugar production in the first half of 2023. This pilot plant is designed to show successful volume production and scalability.

The Company expects to engage an engineering firm to design a semi-commercial scale pilot plant that integrates a larger CTS system into the pre-processing and post-processing elements of the plant. It is anticipated that the semi-commercial plant will have the capacity to produce sugar at a rate sufficient to make around 500,000 – 1,000,000 gallons of ethanol per year. The goal of the semi-commercial plant is to provide operating cost estimates of a full commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems, and that the semi-commercial plant would contain one such module. The Company expects to have the semi-commercial system ready in 2024.

Plan of Operation

The Company’s strategy is to diversify its product portfolio to include a number of product lines. These potentially include (1) biofuels – such as ethanol, or converting ethanol into higher biofuels like jet-fuel and the like; (2) selling sulfur-free lignin to ion exchange resin producers; or, (3) using the sugars and lignin to make biochemicals. We believe that one or more of these co-products could potentially be profitable for the Company.

Our goal is to develop our CTS technology to a commercial scale and then seek to either enter into a joint venture with or acquire existing corn ethanol plants to install the CTS technology. The Company is also looking into converting ethanol to jet fuel. To minimize dilution to shareholders, we will seek project-based financing to build (or acquire and retrofit) or joint venture with existing ethanol producers to produce cellulosic ethanol and lignin and other specialty chemicals from our CTS system. We believe retrofitting existing plants with the CTS technology may achieve more rapid commercialization than building new plants. If its first plant is profitable, the Company intends to grow with additional plants in the United States and explore international growth by either licensing the technology or forming joint ventures with foreign domestic partners to build plants ourselves.

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (“RINs”) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. (D6 is for corn ethanol). The value of the D3 RIN fluctuates, but as of this filing, it is approximately $1.95 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has generated $194,319 in revenue, however it has not generated any revenues from its core business.

Capital Formation

From January 1, 2022 through the date of filing, 12,450,148 warrants were exercised for proceeds of $177,251.

From January 1, 2022 through the date of filing, 350,000 options were exercised for proceeds of $15,900.

From January 1, 2022, through the date of filing, the Company issued 11,671,662 shares at prices ranging from $0.15 to $0.15 per share for proceeds of $1,750,750.

From January 1, 2022 through the date of filing, the Company issued an aggregate of 952,119 shares of its common stock for services valued at $160,550.

From January 1, 2022 through the date of filing, the Company issued an aggregate of 77,333 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $9,773.

Results of Operations

Comparison of the year ended December 31, 2022, to December 31, 2021

For the year ended December 31, 2022, the Company recognized $0 in revenue and also $0 in 2021.

For the year ended December 31, 2022, the Company’s general and administrative expenses increased by $507,011 to $1,541,959 from $1,034,948 in 2021. This increase is primarily due to the vesting and expensing of options in 2022 valued at $526,636, as compared to $31,104 non-cash stock compensation in 2021.

Interest expense decreased in the year ended December 31, 2022 by $4,366 to $29,406 from $33,772 in 2021.

For the year ended December 31, 2022, the Company received a loan forgiveness of $0 versus $66,330 in 2021.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2022, and 2021, the amounts charged to research and development expenses were $2,350,218 and $1,103,436, respectively. The increase is largely due to the vesting of options in 2022 valued at $1,038,953, versus $0 in 2021.

Liquidity and Capital Resources

Liquidity

As of December 31, 2022, the Company had $211,901 in cash and total stockholders’ equity December 31, 2022, was negative $2,356,917. As of December 31, 2021 the Company had $1,164,664 in cash and total stockholders’ equity at December 31, 2021 was negative $1,396,046. Total debt, including advances, accounts payable and other notes payable at December 31, 2022, together with interest payable thereon and contingent liabilities, was $3,462,835 an increase of $228,542 from December 31, 2021, where it stood at $3,234,293. This increase is primarily attributable to a renewal of the lease which increased liabilities by $108,809. $2,738,132 of the remaining debt was renegotiated to be payable out of future revenue or future profits and otherwise does not come due.

During the fiscal year ended December 31, 2022, the Company’s operating expenses increased $1,760,408 to $3,932,276 from $2,171,868 in 2021. This increase can primarily be attributed to equity based compensation of $1,565,589 in 2022 due to the vesting of options.

During the fiscal year ended December 31, 2022, the Company’s investing activities used $205,502 in cash. This can be attributed to $138,170 used to purchase machinery and equipment, and $67,350 in patent costs. These are to be compared with $233,132 in cash used in fiscal year ended December 31, 2021, which consisted of $216,390 used to purchase machinery and equipment, and $16,742 in patent expenses.

During the fiscal year ended December 31, 2022, the Company generated an aggregate of $1,288,900 through its financing activities, which is a decrease of $2,287,567 from $3,576,467 raised during fiscal year ended December 31, 2021. This decrease from the prior year can be attributed to $1,168,000 raised in private placements as compared to $2,260,750 in 2021, and $120,900 received from the exercise of warrants as compared to $1,315,717 in 2021.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing around $15 million to optimize and scale up its CTS system to be commercially ready. The Company anticipates reaching this stage in around 12-18 months. There is no guarantee that we will achieve all of the additional funding that is needed.

As of the date of filing, the Company has raised $655,001 through a private placement and the exercise of warrants in 2023, $1,288,900 in 2022, through the issuance of common stock and the exercise of warrants and options, in addition to $14,826,952 raised through the end of 2021 through its private placement offerings, and in addition to capital raised through debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to re-evaluate and revise its operations.

Going Concern

The Company has incurred losses since inception, and it may be unable to raise further capital. At December 31, 2022, the Company had a working capital deficit of $383,700 and had incurred accumulated losses of $52,781,586 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As disclosed in Note 2 to the financial statements, there is substantial doubt as to the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Equity

As of December 31, 2022, shareholders’ equity was negative $(2,356,917).

There were 289,941,623 shares of common stock issued and outstanding as of December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data.

Set forth below are the audited financial statements for the Company for the years ended December 31, 2022, and December 31, 2021, and the report thereon of Pragermetis, P.A.

Blue Biofuels, Inc.

Financial Statements

Years Ended December 31, 2022, and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blue Biofuels, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Biofuels, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As described in Note 2 to the consolidated financial statements, the Company has not generated any significant revenue since inception and has incurred losses since inception. As of December 31, 2022, the Company has incurred losses of $52,781,586. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 2 to the accompanying consolidated financial statements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there are no critical audit matters.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2020. Our Auditor Firm ID is 273.

Hackensack, New Jersey
March 31, 2023

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$211,901	$1,164,664
Prepaid expenses	43,119	45,051
TOTAL CURRENT ASSETS	$255,020	$1,209,715
Other assets
Property and equipment, net of accumulated depreciation and amortization of $127,178 and $273,852 at December 31, 2022 and December 31,2021, respectively	420,115	377,645
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	178,399	65,853
Patents	222,109	154,758
TOTAL OTHER ASSETS	$850,899	$628,532
TOTAL ASSETS	$1,105,919	$1,838,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$37,135	$11,059
Accounts payable - Related Party	72,670	$72,670
Deferred wages and director’s fees - Related party	307,606	$240,795
Right of Use Lease Liability - Current	95,172	$72,346
Chapter 11 Settlement	50,000	$50,000
Interest Payable - Related Party	76,138	49,291
TOTAL CURRENT LIABILITIES	$638,721	$496,161
Long term liabilities
Right of Use Lease Liability, net of current portion	85,983	-
Notes Payable — Related Party	2,521,562	2,521,562
Notes Payable — Other	216,570	216,570
TOTAL LONG TERM LIABILITIES	$2,824,115	$2,738,132
TOTAL LIABILITIES	$3,462,836	$3,234,293

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 289,941,623 issued and outstanding at December 30, 2022, and 274,003,883 issued and outstanding at December 30, 2021.	289,942	274,004
Additional paid-in capital	50,134,727	47,151,353
Accumulated deficit	(52,781,586)	(48,821,403)
Total stockholders’ equity (deficit)	$(2,356,917)	$(1,396,046)
TOTAL EQUITY (DEFICIT)	$(2,356,917)	$(1,396,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,105,919	$1,838,247

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	31-Dec
	2022	2021
Revenues	$-	$-
Operating expense:
General and administrative	1,541,959	1,034,948
Research & Development	2,350,218	1,103,436
Loss on disposal of assets	40,099	33,484
Total operating expenses	3,932,276	2,171,868

Loss from operations:	(3,932,276)	(2,171,868)

Other (income) expense:
Loan Forgiveness	-	(66,330)
Common Stock Recission	(1,500)
Interest expense - related party	26,847	27,084
Interest expense - other	2,560	6,688
Total other (income) expense	27,907	(32,558)

Income (Loss) before provisions for income taxes	$(3,960,183)	$(2,139,310)
Provisions for income taxes
Net Income / (Loss):	$(3,960,183)	$(2,139,310)

Net income (loss) per share	$(0.014)	$(0.008)

Weighted average common shares outstanding
Basic	278,830,924	269,643,759

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	274,003,883	$274,004	-	-	$47,151,353	$(48,821,403)	$(1,396,046)
Issuance of common stock for services	812,119	$812			$135,738		$136,550
Issuance of 77,333 warrants for services					9,773		9,773
Warrants exercised	7,000,000	7,000			98,000		105,000
Issuance of common stock and warrants for cash through PPM	7,786,664	7,787			1,160,213		1,168,000
Issuance of common stock in exchange for debt							-
Vesting of 12,560,000 options under the employee, director plan					1,565,589		1,565,589
Employee stock options exercised	350,000	350			15,550		15,900
Stock Recinded	(11,043)	(11)			(1,489)		(1,500)
Net Income (Loss)						(3,960,183)	$(3,960,183)
Balance as of December 31, 2022	289,941,623	$289,942	-	-	$50,134,727	$(52,781,586)	$(2,356,917)

Balance as of December 31, 2020	241,721,947	$241,722	-	-	$43,103,607	$(46,682,093)	$(3,336,764)
Issuance of common stock for services	515,700	$516	-	-	$119,636	-	$120,152
Issuance of 1,166,667 warrants for services		-	-	-	72,090	-	72,090
Warrants exercised	13,455,008	13,455	-	-	1,289,362	-	1,302,817
Issuance of common stock and warrants for cash through PPM	10,543,332	10,543	-	-	2,250,207	-	2,260,750
Issuance of common stock in exchange for debt	7,080,000	7,080	-	-	271,920	-	279,000
Vesting of 460,000 options under the employee, director plan		-			32,319		32,319
Employee stock options exercised	350,000	350	-	-	12,550	-	12,900
Cashless exercise of stock options	337,896	338	-	-	(338)	-	-
Net Income (Loss)						(2,139,310)	$(2,139,310)
Balance as of December 31, 2021	274,003,883	$274,004	-	-	$47,151,353	$(48,821,403)	$(1,396,046)

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc.

Formerly known as Alliance Bioenergy Plus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	31-Dec-22	31-Dec-21
Cash flows from operating activities
Net Income (Loss)	$(3,960,183)	$(2,139,310)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	138,464	131,715
Stock based compensation for services	136,550	120,152
Recission of stock	(1,500)
Net Issuance of options and warrants for services	1,575,362	104,409
Loss on Disposal of assets	40,099	33,484
Changes in operating assets and liabilities
Prepaid expenses	1,933	273
Accrued interest - related party	26,846	(49,977)
Accounts payable and accrued liabilities	92,887	(519,588)
Forgiveness of PPP Loan		(66,330)
Right of use lease	(86,601)	(80,078)
Net cash used in operating activities	(2,036,143)	(2,465,250)

Cash flows from investing activities
Net purchase of property and equipment	(138,170)	(216,390)
Security deposits	-	-
Patent Costs	(67,350)	(16,742)
Net cash from used in investing activities	(205,520)	(233,132)

Cash flows from financing activities
Proceeds from exercise of warrants and options	120,900	1,315,717
Net proceeds from issuance of common stock	1,168,000	2,260,750
Net cash provided by financing activities	1,288,900	3,576,467

Net increase (decrease) in cash and cash equivalents	(952,763)	878,085

Cash and cash equivalent at beginning of the period	1,164,664	286,579
Cash and cash equivalent at end of the period	$211,901	$1,164,664

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Conversion of convertible debenture to common stock	$-	$279,000

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in renewable energy, biofuels, and lignin. In early 2018, the Company’s CEO invented a new technology system it calls Cellulose-to-Sugar or CTS, and a patent application was filed and later obtained (U.S. Patent No. 10,994,255). In addition to this patent, the Company has obtained an additional patent and has one continuation patent pending and has filed provisional patent applications for two additional patents that are currently pending.

The CTS is a mechanical/chemical dry process for converting cellulose material into sugar for use in the biofuels industry. CTS can convert any cellulosic material – like grasses, wood, paper, farm waste, yard waste, forestry products, energy crops like hemp or King Grass, and the cellulosic portion of municipal solid waste – into sugars and lignin. The CTS system produces sugar and chemically unmodified lignin among other by-products. The sugar can then be further converted into biofuels like ethanol and sustainable aviation fuel (SAF).

The Company’s focus is to commercialize its CTS technology. The Company is in the process of completing the buildout of a pilot plant that is designed to show successful volume production and scalability.

Plan of Operation

The Company is now doing the engineering work to commercialize its CTS technology.

The Company intends to raise additional capital and continue engineering work and scaling up towards a full-scale commercial size CTS modular unit. At that point, and to minimize dilution to shareholders, the Company will seek project-based financing to build a full scale plant (or acquire and retrofit) or joint venture with existing ethanol producers to produce cellulosic ethanol and lignin from its patented CTS system. Once the first plant is profitable, the Company intends to grow with additional plants both in the United States and internationally.

The Company has a strategy that includes the following:

1)	Producing and selling sugar to ethanol producers;
2)	Producing and selling ethanol either directly or in combination with joint ventures, mergers, and/or acquisitions of existing businesses in the renewable energy space;
3)	Producing and selling sustainable aviation fuel (SAF).
4)	Producing and selling low-cost high purity lignin, or using that lignin to produce ion exchange resins or specialty chemicals and sell those.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of December 31, 2022, the Company has incurred accumulated losses of $52,781,586. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

Management believes that the Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities, and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, or sell additional shares of stock or borrow additional funds. The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our supply chain, employees, and potential future customers. Our office and lab have remained open during the pandemic. Nevertheless, the pandemic slowed our ability to commercialize our process in two ways: by adversely affecting our ability to raise capital, and by adversely affecting the supply chain of laboratory equipment and various parts of upgrades to our CTS system, which slowed the development of our prototypes. Supply chain issues also delayed the delivery of various parts of our pilot plant. The extent to which our operations may be further impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. We may experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), access to supplies, capital, and fundamental support services (such as shipping and transportation). Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Furthermore, the effects of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

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

The stock compensation issued for services during the years ended December 31, 2022, and December 31, 2021, were valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the years ended December 31, 2022, and December 31, 2021:

	1/5/21	5/18/21	9/13/21	9/30/21	12/13/21
Risk-free interest rate	0.96%	1.64%	1.33%	0.98%	1.42%
Expected life	10 years	5 years	10 years	5 years	10 years
Expected dividends	0%	0%	0%	0%	0%
Expected volatility	209.98%	176.37%	148.35%	150.25%	138.97%
ALLM common stock fair value	$0.124	$0.300	$0.160	$0.255	$0.228

	1/5/22	4/19/22	6/21/22	9/30/22	12/30/22
Risk-free interest rate	1.71%	2.93%	3.38%	4.06%	3.99%
Expected life	10 years	10 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%
Expected volatility	133.99%	133.42%	134.52%	128.59%	124.11%
BIOF common stock fair value	$0.259	$0.165	$0.167	$0.167	$0.145

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end products are expected to be sugar, ethanol, and SAF, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2022, and December 31, 2021, the amounts charged to research and development expenses were $2,350,218 and $1,103,436, respectively.

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

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. As of December 31, 2022, the Company has no convertible instruments.

Accounting for Derivative Instruments

The Company issues debentures where the number of shares into which a debenture can be converted is not fixed. (For example, when a debenture converts at a discount to market based on the stock price on the date of conversion.) The Company analyzes the embedded conversion option of the convertible debentures to determine if it should be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is then amortized over the life of the debenture and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability is charged to additional paid-in capital. For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility. As of December 31, 2022, the Company has no derivative instruments.

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

Investments in non-consolidated affiliates

Investments in non-consolidated affiliates are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment are accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company monitors its investment for impairment at least annually and makes appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information. As of December 31, 2022, the Company has no investments in non-consolidated affiliates.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

At December 31, 2022, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	December 31, 2022	December 31, 2021
Building and Improvements	15	$9,370	$9,370
Machinery and Equipment	10	$512,450	$617,578
Furniture and Fixtures	5	$13,649	$13,649
Computer Equipment	3	$11,824	$10,901
		$547,293	$651,497
Less Accumulated Depreciation		$(127,178)	$(273,852)
Property and Equipment		$420,115	$377,645

Total depreciation expense was $55,601 and $52,692 for the years ended December 31, 2022, and 2021, respectively.

In the fiscal year ended December 31, 2022, The Company disposed of laboratory equipment and machinery that was no longer in use for a total of $1,185 that originally was purchased for $240,898 and that had accumulated depreciation of $199,614, thereby taking a loss of $40,099 on the disposal of assets. In fiscal year ended December 31, 2021, the Company disposed of laboratory equipment and machinery purchased for $44,063 and that had accumulated depreciation of $10,579, taking a loss on disposal of assets of $33,484.

NOTE 5 – PATENTS

The Company has obtained two patents and has applied for three more patents on its technology, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $222,109 as of December 31, 2022.

NOTE 6 – DEBT

Details of each remaining debt, including those that have been paid off or renegotiated during 2022, are indicated below.

Notes Payable — Chapter 11 Settlement

On July 18, 2018, the Company’s former Controller Dennis Lenaburg sued the Company for $2,694,577 dollars plus stock warrants in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. That lawsuit was moved to the Bankruptcy Court when the Company entered Chapter 11 on October 22, 2018. The Company filed a Complaint against Lenaburg on November 16, 2018, in the bankruptcy court in the Southern District of Florida. The bankruptcy judge ordered mediation, and a settlement was reached that paid Lenaburg $13,650 upon Plan Confirmation and a $50,000 claim payable no later than three years after the Plan effective date, plus 1.5 million common stock warrants with a strike price of $0.30/share and a ten-year expiration period. The $50,000 claim was fully paid in Q1 2023. Nothing remains due on this Settlement.

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

A summary of all debts that remain of those indicated in the Notes above is as follows:

Notes Payable	December 31, 2022	December 31, 2021
Short Term Chapter 11 Settlement	$50,000	$50,000
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
TOTAL NOTES	$2,788,132	$2,788,132

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

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1000 million of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of December 31, 2022, the Company had 289,941,623 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In the year ended December 31, 2022, the company issued an aggregate of 812,119 shares of its common stock for services, valued at $136,550.

In the year ended December 31, 2022, the Company issued an aggregate of 77,333 warrants for services. Using a Black-Scholes asset pricing model, these were valued at $9,773. The Company also issued an aggregate of 2,000,000 unvested warrants for services to be performed. The services were not performed, and the warrants expired in 2023.

In the year ended December 31, 2022, 7,000,000 warrants were exercised for proceeds of $105,000.

In the year ended December 31, 2022, 350,000 employee stock options were exercised for proceeds of $15,900.

In the year ended December 31, 2022, 11,043 shares of common stock were rescinded.

In the year ended December 31, 2022, the Company issued 7,786,664 common shares for cash through private placements of $1,168,000.

In the year ended December 31, 2022, the Company issued options under its Employee & Directors Stock Option Plan to purchase an aggregate of 2,000,000 shares of common stock for a period of ten years at an exercise price of $0.17. Using a Black-Scholes asset-pricing model, these agreements were valued at $319,327. Only 100,000 of those options vested in 2022. A total of 12,560,000 options vested. The vested options were valued at $1,565,589.

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

Share-Based Awards

Stock option activity under the 2021 ESOP for the year ending December 31, 2022, is as follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2021	50,034,466	$0.13	8.53	$6,495,981
Awarded	4,000,000	$0.18	7.14	$700,000
Exercised	350,000	$0.05	-	$15,900
Expired or Rescinded	2,604,466	$0.15	-	$388,581
Outstanding as of December 31, 2022	51,080,000	$0.13	7.87	$6,791,500
Vested as of December 31, 2022	24,420,000	$0.12	6.98	$2,982,250

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2020	23,957,099	$0.09	8.64	$2,271,565
Awarded	27,030,000	$0.16	8.86	$4,341,500
Exercised	750,000	$0.05	-	$40,900
Expired	202,633	$0.38	-	$76,185
Outstanding as of December 31, 2021	50,034,466	$0.13	8.53	$6,495,981
Vested as of December 31, 2021	12,314,466	$0.09	7.35	$1,132,981

Warrant activity for the year ending December 31, 2022, is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2021	28,571,961	$0.12	2.17	$3,352,149
Awarded	7,863,997	$0.25	4.75	$1,962,133
Exercised	7,000,000	$0.02	-	$105,000
Expired	5,047,500	$0.27	-	$1,367,875
Outstanding as of December 31, 2022	24,388,458	$0.16	2.83	$3,841,406
Vested as of December 31, 2022	24,388,458	$0.16	2.83	$3,841,406

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2020	48,640,723	$0.23	2.09	$11,178,470
Awarded or received from note conversions	8,960,146	$0.06	1.45	$524,750
Exercised	13,605,008	$0.10	-	$1,390,317
Expired	15,423,900	$0.45	-	$6,960,755
Outstanding as of December 31, 2021	28,571,961	$0.12	2.17	$3,352,149
Vested as of December 31, 2021	28,571,961	$0.12	2.17	$3,352,149

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for years ending December 31, 2022, and 2021, to the Company’s effective tax rate, is as follows:

	31-Dec-22	31-Dec-21
Statutory federal income tax rate	-21%	-21%
State income tax, net of federal benefits	-5.5%	-4.46%
Valuation Allowance	26.5%	25.46%
Income tax provision (benefit)	0%	0%

The provisional (benefit) for income tax is summarized as follows:

	31-Dec-22	31-Dec-21
Federal
Current	-	-
Deferred	$(831,638)	$(449,255)
State
Current
Deferred	(217,810)	$(95,413)
Change in valuation allowance	1,049,448	544,668
Income tax provision (benefit)	$-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2022 and 2021 are as follows:

	Years Ended
	31-Dec-22	31-Dec-21
Deferred tax asset
Net operating loss carryovers (federal)	$12,752,139	$11,243,415
Total deferred tax assets	12,752,139	11,243,415
Valuation Allowance	(12,753,278)	(11,243,415)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2022, and 2021, the Company had approximately $48,121,278 and $44,161,095 of Federal net operating loss carryovers (“NOLs”) to offset taxable income, if any, in future years which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company files U.S. Federal and Florida tax returns that are subject to audit by tax authorities. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

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

Leases

The Company consolidated its premises into one location on November 1, 2019, and currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. The lease period was for twenty-four (24) months from November 1, 2019, to October 31, 2021. This had been extended for one year until October 31, 2022, and was further extended for two more years until October 31, 2024. Annual rent commenced at $84,100 per annum and increased 3% per year. The latest amendment adjusted to lease to $102,950 per annum and increases at 3% per year. Tenant is also required to cover operating costs that are estimated at $3,600 per month. Operating lease expense is recognized on a straight-line basis over the lease term and is included in General & Administrative expenses.

ASC 842 was effective for us beginning January 1, 2019. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

Amortized lease expense for the years ending December 31, 2022, and 2021, were $82,814 and $71,915, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

YEAR ENDED	December 31, 2022	December 31, 2021
Right of Use Lease Liabilities
Current portion	95,172	72,346
Long-term portion	85,983	0
TOTAL	181,155	72,346

As of December 31, 2022, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2023	95,172
2024	85,983
2025	0

TOTAL	$181,155

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

1)	Short-term notes payable, convertible notes, and contingent liabilities issued to related parties are described in NOTE 6.
2)	A board resolution was passed on February 13, 2020, that pledged the pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they continue to be owed back pay.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Subsequent to December 31, 2022, the Company issued 140,000 shares for services valued at $24,000.

Subsequent to December 31, 2022, 2,039,999 warrants expired.

Subsequent to December 31, 2022, 2,000,000 options expired.

Subsequent to December 31, 2022, 5,450,148 warrants were exercised for total proceeds of $72,251.

Subsequent to December 31, 2022, 1,885,000 employee stock options vested. These have a Black-Scholes valuation of $306,599.

Subsequent to December 31, 2022, 16,450,000 employee stock options were issued, 15,950,000 of which are unvested. 15 million of those vest upon deliverables, and all expire in 5 or 10 years from the date of issuance with strike prices between $0.16 and $0.20. Using the Black-Scholes option pricing method, these were valued at $2,759,814.

Subsequent to December 31, 2022, 3,884,998 shares were issued in private placements for proceeds of $582,750.

Subsequent to December 31, 2022, the company issued a convertible note to a related party for $250,000. If it is not paid back by July 4, 2023, it automatically converts into common stock at 13 cents per share for a total of 1,923,077 shares.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were sufficient.

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the Company determined that there were no control deficiencies that constituted material weaknesses. The Company has an independent financial expert on its Audit Committee and an Audit Committee consisting entirely of independent directors; the Company backs up all financial data and material agreements in the cloud so that in the event of theft, misplacement, or loss due to fire or other unmitigated factors, the Company should still retain all of its material financial data and agreements.

As a result, management has concluded that the Company maintains effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2022. The Company has an independent financial expert on its Audit Committee, and the Company now backs up all financial data and material agreements in the cloud so that in the event of theft, misplacement, or loss due to fire or other unmitigated factors, the Company should still retain all of its material financial data and agreements. In addition, the Company now has multiple persons reviewing and reconciling the bank account and our financial data.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to the Company’s directors and executive officers.

Name	Age	Position and Offices
Benjamin Slager	60	Chief Executive Officer and Chairman
Anthony Santelli	57	Chief Financial Officer and Director
George D. Bolton	73	Director and Secretary
Charles F. Sills	79	Director
Peter Zimeri	69	Director
Edmund Burke	62	Director
Chris Kneppers	72	Director

Benjamin Slager became a director in October 2016, the Chief Technology Officer on April 1, 2017, the CEO on July 6, 2018, and Chairman on February 26, 2019. Mr. Slager is a seasoned business professional with significant experience in corporate finance, venture capital, and entrepreneurship. He has a proven record in founding, developing and selling high tech companies. He is the inventor of the patented CTS technology.

Mr. Slager began his career in 1987 as a financial analyst with a venture capital firm, NesBic Holding BV, in Utrecht, the Netherlands. He also served as a market maker on the European Option Exchange in Amsterdam, while working for International Option Investment BV, in Amsterdam. In 1990, Mr. Slager turned his focus to sales and marketing while serving as a sales engineer and international sales director for ASM Pacific technologies in the Netherlands. In 1993, Mr. Slager began a 28-year career as a serial entrepreneur in starting, developing, and selling technically innovative companies. He was the Founder and CEO of NedCard and MicroIdentt a company assembling chips for bank cards and other electronic identification carriers. He started and grew that company from zero to a $100 million revenue base with affiliates in several countries. Further Ben was founder and CEO of SolarExcel BV, which had a patented solution to increase solar cell performance. He was also the CEO of Novameer BV, a company with high tech patented fibers. Ben sold off all of these companies to large multinationals. He has 20 families of patents summing to 108 in his name, divided over different territories in the world, including the CTS process that is owned by Blue Biofuels.

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

Dr. Santelli received his M.A. and Ph.D. in Economics from George Mason University, did graduate studies in economics and finance at NYU, and has a B.S. in Industrial Engineering from Cornell University. He had taught economics and finance at Union College and George Mason University prior to creating AES Capital. He is not currently a director of any other public company.

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

Chris Kneppers Chris has been a director of the Company since September, 2022, and is not on the board of any other public company. He was educated in South Africa as a Mechanical Engineer. He has 45 years of experience in the Construction industry in several engineering disciplines with an emphasis in Cost Estimating. His experience includes involvement in a wide range of projects, including large civil works, diesel generation in power stations, and solar electric installations.

Chris Kneppers was one of the Principals of MKA International, Inc. (formerly Madsen, Kneppers & Associates) and has been involved in its running and development since 1989. MKA is a multi-disciplined Construction and Engineering Consulting firm. Chris recently stepped down from his position as Vice President and still serves as a Board Member. His role in the 33 years with the firm included establishing and developing offices, attracting and growing a client base, along with facilitating various technical disciplines within the company to address the needs of clients.

Audit Committee and Audit Committee Financial Expert

The Company’s board of directors has an audit committee which currently consists of Edmund Burke (chair), Chris Kneppers, and Peter Zimeri. Mr. Burke is the audit committee financial expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) of such Act which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. The Company filed a Form 15 in 2018 ceasing to be a “reporting Company”. On January 5, 2021, the Company filed a Form 10, which became effective 60 days later, on March 8, 2021. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2022, The following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely
None	0	0

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

Commencing on January 1, 2021, Ben Slager, CEO, has an employment contract to receive a salary of $360,000 per annum. He received a $42,000 bonus in 2022 and has health insurance covered. In 2021, he also received his back pay from multiple prior years. In 2022, additional back pay was paid to offset the higher tax bracket that resulted from having been paid multiple years back pay in a single year. The board awarded one months’ salary as a bonus to all employees employed in 2020 who remained employed in 2021. He also received a $40,000 bonus in 2021. In addition, he must be given 6-months’ notice of termination, and shall receive a severance package of one-month’s pay in addition to the 6-months’ notice, or 3 months’ salary if he dies. If there is a change of control, all his options shall vest.

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

As of December 31, 2021, Anthony Santelli is owed $187,922 in back pay plus $16,033 in unpaid director’s fees, along with interest of $43,408.

As of December 31, 2021, AES Financial Advisors, LLC, an entity owned by Anthony Santelli II and his wife Marjorie Santelli, Esq., is owed $72,670, primarily dating from 2018, prior to when Dr. Santelli became COO, plus interest of $11,152.

The following tables set forth the compensation paid by the Company to its officers and directors for the fiscal years ended December 31, 2022, and December 31, 2021. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any, actually paid. Accrued back pay is included in Other in the year in which it is actually paid. The compensation discussed addresses all compensation awarded to or paid to its named executive officers.

Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plans	Non-Qualified Deferred Comp on Earnings	Other (back pay)	Total

Benjamin Slager	2022	360,000	42,000	-	743,298	-	-	78,500	$1,223,798
(CEO)	2021	360,000	70,000	-	-	-	-	587,205	$1,017,205

Anthony Santelli II	2022	250,000	-	-	495,532	-	-		$745,532
(CFO)	2021	250,000	20,833	-	-	-	-	22,857	$293,690

(1)	See note 3 to the audited financial statements included in this prospectus for assumptions used in valuation.

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Ben Slager, CEO Chairman	1/5/2021	6,000,000	-	-	$0.15	1/5/2031
Anthony Santelli, CFO Director	1/5/2021	4,000,000	-	-	$0.15	1/5/2031
Ben Slager, CEO Chairman	5/9/2020	5,000,000	-	5,000,000	$0.10	5/9/2030
Anthony Santelli, CFO Director	5/9/2020	5,000,000	-	5,000,000	$0.10	5/9/2030
Peter Zimeri, Director	2/18/2020	100,000	-	-	$0.07	2/18/2025
Total		20,100,000	-	10,000,000

Warrants Issued to Management

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date
NONE		-	-	$-

Total		-	-	$-

(1)	As of December 31, 2022.

Outstanding Equity Awards at Fiscal Year End

In January 2021, the company’s Chief Executive Officer Ben Slager received options to purchase up to 6,000,000 shares of the Company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 15 cents per share that vested January 1, 2022. Using a Black-Scholes option pricing model, these were valued at $743,298. In the year ended December 31, 2020, the Company’s Chief Executive Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS process. Using a Black-Scholes asset pricing model, the vested options were valued at $414,850.

In January 2021, the company’s Chief Financial Officer Anthony Santelli received options to purchase up to 4,000,000 shares of the Company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 15 cents per share that vested on January 1, 2022. Using a Black-Scholes option pricing model, these were valued at $495,532. In the year ended December 31, 2020, the Company’s Chief Financial Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS process. Using a Black-Scholes asset pricing model, the vested options were valued at $414,850.

Pay Versus Performance Disclosure Table

			Average Summary	Average	Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation on Table Total for PEO	Compensation Actually Paid to PEO (1)	Compensation on Table Total for Non-PEO NEOs	Compensation Actually Paid to Non-PEO NEOs (2)	Total Shareholder Return	Total Shareholder Return of Peer Group	Net Income (3)
2022	$1,223,798	$1,996,694	$745,532	$1,260,796	-42%	N/A	$(3,964,483)
2021	$1,017,205	$1,017,205	$293,690	$293,690	149%	N/A	$(2,139,310)
2020	$600,350	$600,350	$575,681	$575,681	96%	N/A	$(2,181,127)
2019	$201,629	$(526,564)	$140,063	$(211,395)	1175%	N/A	$1,005,107
2018	$557,261	$62,026	$433,754	$187,314	29%	N/A	$(9,421,143)

(1)	Negative figures due to cancellation of previously issued vested options.
(2)	Negative figures due to cancellation of previously issued vested options.
(3)	2018 Net Loss was largely due to prior management, and 2019 gains due to wiping out debt in Chapter 11.

Additional Narrative Disclosures

A majority of the Company’s employees, including its executive officers, have entered into employment contracts with the company. The company does not offer any benefits package, deferred compensation, or retirement plan at this time, other than an employee stock option plan.

Director Compensation

In March 2015, the Board of Directors approved a resolution to award compensation packages to the Company’s independent directors for their service as directors or as members of any committee of directors. Directors who are also officers are not to receive additional compensation for being Directors. A resolution dated May 5, 2021, reduced board compensation to $2,500 per quarter paid, at the option of the director, in cash or stock at the market price at the end of the quarter. Some directors have been accruing that as back pay. A resolution dated February 27, 2023, granted each board member 500,000 options that vest when the Company uplists to a major exchange.

The following table sets forth compensation we paid to our non-officer directors during the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation (S)	Total ($)
George D. Bolton	11,600	-	-	-	$11,600
Charles F. Sills	3,500	-	-	-	$3,500
Peter Zimeri	31,250	-	-	-	$31,250
Ned Burke	-	-	-	-	$-
Chris Kneppers	-	-	-	-	$-

(1) See note 3 to the audited financial statements included in this prospectus for assumptions used in valuation.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 1, 2023, by: (i) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	No of Shares (2)	% Owned (1)
Benjamin Slager (3)	41,640,000	13.5
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Anthony Santelli, II (4)	48,490,027	15.6
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Charles F. Sills (5)	1,100,000	0.4
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

George D. Bolton (6)	5,100,000	1.7
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Peter Zimeri (7)	100,000	0.03
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Edmund Burke (8)	13,430,276	4.5
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Chris and Angela Kneppers (9)	21,851,270	7.3
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

All officers and directors as a group (seven persons)	131,711,573	40.6

Steven Sadaka (10)	18,401,025	6.7
3474 Derby Ln
Weston, FL 33331

(1)	The percentages in this table are based upon 296,631,770 shares of common stock issued and outstanding as of March 1, 2023, and assumes the persons vested options and warrants are exercised but none other.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 500,000 exercisable warrants obtained as part of a private placement in the Company; 15,000,000 shares owned by the Benjamin Slager 2021 Irrevocable Trust; and shares underlying 11,000,000 fully vested and exercisable employee options owned by Benjamin Slager. Benjamin Slager also has 5,000,000 additional employee options awarded that will vest with the commercialization of the CTS system, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately. He has also been granted 6,000,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(4)	Includes 23,366,803 shares, 260,136 fully vested and exercisable warrants, and 9,000,000 vested and exercisable employee options owned by Anthony Santelli, II; 3,476,775 shares and 735,136 fully vested and exercisable warrants owned by AES Capital Partners, LP; 8,026,177 shares and 3,625,000 fully vested and exercisable warrants owned by The AES Capital Resource Fund, LP, two entities controlled by Anthony Santelli, II. Anthony Santelli also has 5,000,000 additional employee options awarded that will vest with the commercialization of the CTS system, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately. He has also been granted 4,000,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(5)	Charles Sills also has 1 million options that vest upon obtaining an offtake agreement; and 500,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(6)	Includes 500,000 fully vested and exercisable options. George Bolton also has 500,000 options that vest over time; 1 million options that vest upon obtaining an offtake agreement; and 500,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(7)	Includes 100,000 fully vested and exercisable options. Peter Zimeri also has 500,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(8)	Edmund Burke also has 500,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(9)	Includes 19,517,937 shares owned communally, and 2,333,333 fully vested and exercisable warrants. Chris Kneppers also has 500,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(10)	Includes 10,303,674 shares owned by Steven Sadaka, and 8,097,351 shares owned by SLMJ Rocky Opportunity Trust controlled by Steven Sadaka.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent (5%) or more of the outstanding securities of any class of the issuer, other than as set forth above.

Changes in Control

The Company does not currently have any arrangements which if consummated may result in a change of control of the Company.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

1)	A board resolution was passed on February 13, 2020, that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they continue to be owed back pay.
2)	Short-term notes payable, convertible notes, and contingent liabilities issued to related parties are described in NOTE 6 above.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Director Independence

The Company currently has five (5) independent directors within the meaning of Nasdaq Marketplace Rule 4200. With five (5) independent directors, the company feels that the current board can competently perform the functions that an independent Board of Directors should provide.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, Prager Metis CPA’s LLC for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2022, and December 31, 2021, and review its interim financial statements for the first, second and third quarters of 2022 and 2021 are approximately $51,000 and $44,500 respectively.

Audit Related fees

During the past fiscal year, no fees were billed or incurred for assurance or related services by the Company’s auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During the past fiscal year, the Company incurred approximately $3,000 for tax preparation fees for the fiscal year ended December 31, 2021 and $5,000 for fiscal year ended December 31, 2020.

All Other Fees

During the past fiscal year, no other fees were billed or incurred for services by the Company’s auditors other than the fees noted above. The Company’s board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of its auditors.

The Board of Directors Preapproval Policies

The Company has had a functioning audit committee since May 2018. For the fiscal year ending December 31, 2022, the Company’s full board approved of the audit arrangement with Prager Metis P.A. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Company’s board of directors regarding its engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, its board of directors is informed of each service provided, and such policies and procedures do not include delegation of its board of directors’ responsibilities under the Exchange Act to its management. The Company’s board of directors may delegate to one or more designated members of its board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If the board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ending December 31, 2022, 100% of audit-related services, tax services and other services performed by the Company’s independent auditors were pre-approved by its board of directors.

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

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	March 31, 2023

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	March 31, 2023

By	/s/ Anthony Santelli II
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	March 31, 2023

By	/s/ George D. Bolton
George D. Bolton
Director

Date	March 31, 2023

By	/s/ Charles F. Sills
Charles F. Sills
Director

Date	March 31, 2023

By	/s/ Peter Zimeri
Peter Zimeri
Director

Date	March 31, 2023

By	/s/ Edmund Burke
Edmund Burke
Director

Date	March 31, 2023

By	/s/ Chris Kneppers
Chris Kneppers
Director

Date	March 31, 2023

