Form 10-Q
period 2023-03-31
BLUE BIOFUELS, INC.
filed 2023-05-15
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2023

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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date May 8, 2023): 300,084,297.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Financial Statements

Period Ended March 31, 2023

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$163,123	$211,901
Prepaid expenses	61,118	43,119
TOTAL CURRENT ASSETS	$224,241	$255,020
Other assets
Property and equipment, net of accumulated depreciation and amortization of $154,441 and $127,178 at March 31, 2023 and December 31,2022, respectively	$671,942	420,115
Security deposits	$30,276	30,276
Right of Use Assets, net of accumulated amortization	$154,072	178,399
Patents	$234,730	222,109
TOTAL OTHER ASSETS	$1,091,020	$850,899
TOTAL ASSETS	$1,315,261	$1,105,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$23,489	$37,135
Accounts payable - Related Party	$72,670	$72,670
Deferred wages and director’s fees - Related party	$340,812	$307,606
Lease Liability - Current	$97,382	$95,172
Chapter 11 Settlement	$-	$50,000
Notes Payable — Related Party	$250,000	$-
Interest Payable - Related Party	82,849	76,138
TOTAL CURRENT LIABILITIES	$867,202	$638,721
Long term liabilities
Right of Use Lease Liability, net of current portion	$60,637	85,983
Notes Payable — Related Party	$2,521,562	$2,521,562
Notes Payable — Other	$216,570	$216,570
TOTAL LONG TERM LIABILITIES	$2,798,769	$2,824,115
TOTAL LIABILITIES	$3,665,971	$3,462,836

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	$-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 299,416,769 issued and outstanding at March 31, 2023, and 289,941,623 shares issued and outstanding at December 31, 2022.	$299,417	289,942
Additional paid-in capital	$51,195,549	50,134,727
Accumulated deficit	$(53,845,676)	$(52,781,586)
Total stockholders’ equity	$(2,350,710)	$(2,356,917)
TOTAL EQUITY (DEFICIT)	$(2,350,710)	$(2,356,917)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,315,261	$1,105,919

Blue Biofuels, Inc

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended
	31-Mar
	2023	2022
Revenues	-	-
Operating expense:
General and administrative	369,845	803,064
Research & Development	684,562	1,230,152
Loss on disposal of assets	369	-
Total operating expenses	1,054,776	2,033,216

Loss from operations:	(1,054,776)	(2,033,216)

Other (income) expense:
Interest expense - related party	6,712	6,712
Interest expense - other	2,602	1,029
Total other (income) expense	9,314	7,741

Income (Loss) before provisions for income taxes	$(1,064,090)	$(2,040,957)
Provisions for income taxes	-	-
Net Income / (Loss):	$(1,064,090)	$(2,040,957)

Net income (loss) per share	$(0.004)	$(0.007)

Weighted average common shares outstanding
Basic and Diluted	295,025,276	274,257,953

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficiency)
Balance as of December 31, 2022	289,941,623	$289,942	-	-	$50,134,727	$(52,781,586)	$(2,356,917)
Issuance of common stock for services	140,000	$140	-	-	$23,860	-	$24,000
Issuance of common stock and warrants for cash through PPM	3,884,998	$3,885	-	-	$578,865	-	$582,750
Warrants exercised	5,450,148	$5,450	-	-	$66,800	-	$72,250
Vesting of 2,385,000 options under the employee, director plan			-	-	$391,297	-	$391,297
Net Income (Loss)						(1,064,090)	$(1,064,090)
Balance as of March 31, 2023	299,416,769	$299,417	-	-	$51,195,549	$(53,845,676)	$(2,350,710)

Balance as of December 31, 2021	274,003,883	$274,004	-	-	$47,151,353	$(48,821,403)	$(1,396,046)
Issuance of common stock for services	447,781	$448	-	-	$70,852	-	$71,300
Employee stock options exercised	150,000	$150	-	-	$7,350	-	$7,500
Vesting of 10,560,000 options under the employee, director plan			-	-	$1,316,277	-	$1,316,277
Net Income (Loss)						(2,040,957)	$(2,040,957)
Balance as of March 31, 2022	274,601,664	$274,602	-	-	$48,545,832	$(50,862,360)	$(2,041,926)

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	31-Mar-23	31-Mar-22
Cash flows from operating activities
Net Income (Loss)	$(1,064,090)	$(2,040,957)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	29,842	17,292
Stock based compensation for services	24,000	71,300
Net Issuance of options and warrants for services	391,297	1,316,277
Loss on Disposal of assets	369	-
Changes in operating assets and liabilities
Prepaid expenses	(18,000)	(37,838)
Accrued interest - related party	6,712	6,712
Accounts payable and accrued liabilities	19,559	138,736
Right of use lease	1,192	(1,570)
Net cash used in operating activities	(609,119)	(530,048)

Cash flows from investing activities
Net Purchase of property and equipment	(282,038)	(3,584)
Security deposits	-	-
Patent Costs	(12,621)	(18,272)
Net cash from (used in) investing activities	(294,659)	(21,856)

Cash flows from financing activities
Proceeds from exercise of warrants and options	72,250	7,500
Chapter 11 Settlement	(50,000)	-
Net Proceeds from the issuance of Convertible Notes	250,000	-
Net proceeds from issuance of common stock	582,750	-
Net cash provided by financing activities	855,000	7,500

Net increase (decrease) in cash and cash equivalents	(48,778)	(544,404)

Cash and cash equivalent at beginning of the period	211,901	1,164,664
Cash and cash equivalent at end of the period	$163,123	$620,260

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Cashless conversion of warrants/options	$-	$-
Conversion of convertible debenture to common stock	$-	$-

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

The Company has recently completed the build out of a pilot plant and has begun successfully testing and optimizing the plant. Initial tests have shown good results. This pilot plant is designed to show successful volume production and scalability.

The Company expects to engage an engineering firm to design a semi-commercial scale pilot plant that integrates a larger CTS system into the pre-processing and post-processing elements of the plant. It is anticipated that the semi-commercial plant will have the capacity to produce sugar at a rate sufficient to make up to 500,000 gallons of ethanol per year. The goal of the semi-commercial plant is to finalize design and operational parameters at this volume level and to provide operating cost estimates of a full commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems. The Company expects to have the semi-commercial system ready in 2024.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s current RIN volume targets for cellulosic ethanol include 720 million gallons for 2023, 1.42 billion gallons for 2024, and 2.13 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger quantities than they are now. The RFS mandate for 2022 called for 20.77 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.77 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals may make 15% blending available year around. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $2.11 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of March 31, 2023, the Company has incurred accumulated losses of $53,845,676. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

The stock compensation issued for services during the quarter ended March 31, 2023, were valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the quarter ended March 31, 2023:

	2/10/23	2/14/23	3/1/23	4/5/23	4/11/23
Risk-free interest rate	3.93%	3.77%	4.01%	3.30%	3.54%
Expected life	5 years	10 years	10 years	10 years	5 years
Expected dividends	0%	0%	0%	0%	0%
Expected volatility	123.25%	123.26%	123.52%	119.51%	119.39%
BIOF common stock fair value	$0.159	$0.159	$0.177	$0.154	$0.145

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol of the CTS process), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end product is sugar converting to ethanol, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process, which were $234,730 as of March 31, 2023 and $222,109 as of December 31, 2022.

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2023, and March 31, 2022, the amounts charged to research and development expenses were $684,562 and $1,230,152, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	March 31, 2023	December 31, 2022
Building and Improvements	15	$9,370	$9,370
Machinery and Equipment	10	$791,540	$512,450
Furniture and Fixtures	5	$13,649	$13,649
Computer Equipment	3	$11,824	$11,824
		$826,383	$547,293
Less Accumulated Depreciation		$(154,441)	$(127,178)
Property and Equipment		$671,942	$420,115

Total depreciation expense was $29,842 for the quarter ended March 2023.

In the fiscal quarter ended March 2023, The Company purchased machinery worth $285,538. This was primarily related to the pilot plant. The Company disposed of machinery that was no longer in use for a total of $3,500 that originally was purchased for $6,448 and that had accumulated depreciation of $2,579, thereby taking a loss of $369 on the disposal of assets.

NOTE 5 – PATENTS

The Company has been granted one patent on its technology, has filed for three others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $234,730 as of March 31, 2023.

NOTE 6 – DEBT

Notes Payable – Related Parties

In January 2023, the Company entered into a short-term convertible note with Chris Kneppers, with a principal balance of $250,000, that if it’s not paid by July 4, 2023, it automatically converts into common stock at $0.13/share for a total of 1,923,077 shares.

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

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	March 31, 2023	December 31, 2022
Short Term Convertible Note – Related Party	$250,000	$0
Short Term Chapter 11 Settlement	$0	$50,000
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
TOTAL NOTES	$2,988,132	$2,788,132

Of the $2,988,132 due as of March 31, 2023, $2,738,132 is due out of future revenue or future profits with no specific due date. $2,417,502 of the $2,788,132 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. The remaining debt that would not be discharged is $320,630, consisting of $200,630 due to related parties, and $120,000 due to other.

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1 billion of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of March 31, 2023, the Company had 299,416,769 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

For the three months ended March 31, 2023, the Company issued an aggregate of 140,000 shares of its common stock for services valued at $24,000.

For the three months ended March 31, 2023, 3,884,998 shares of common stock were issued for cash of $582,750.

For the three months ended March 31, 2023, 5,450,148 warrants were exercised for proceeds of $72,250.

For the three months ended March 31, 2023, 2,039,999 warrants expired.

For the three months ended March 31, 2023, 2,000,000 unvested options expired.

For the three months ended March 31, 2023, 2,385,000 stock options vested. Using a Black-Scholes asset pricing model, these had a value of $391,297.

For the three months ended March 31, 2023, 15,950,000 stock options were issued and unvested. Using a Black-Scholes asset pricing model, these have a value of $2,675,116.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. The Company is not in any litigation at this time.

Leases

The Company currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. The lease period was for twenty-four (24) months from November 1, 2019, to October 31, 2021. This had been extended for one year until October 31, 2022, and was further extended for two more years until October 31, 2024. Annual rent commenced at $84,100 per annum and increased 3% per year. The latest amendment adjusted to lease to $102,950 per annum and increases at 3% per year. Tenant is also required to cover operating costs that are estimated at $3,600 per month. Operating lease expense is recognized on a straight-line basis over the lease term and is included in General & Administrative expenses.

ASC 842 was effective for us beginning January 1, 2019. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

Rent expense for the three months ending March 31, 2023, and 2022, were $24,327 and $20,735, respectively.

In addition, the Company leases land in Arcadia, FL where it grows king grass. The original lease began on September 1, 2020, and was for 18.2 acres at an annual cost of $6,370 that the Company has the right to renew for a total of 5 years. A second lease began on March 31, 2023, for an additional 167.6 acres at a cost of $24,721 every 6 months that the Company also can continue for up to 5 years. Since those leases can be terminated at will, they are not included in the ROU or lease liability on the Company’s balance sheet.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

PERIOD ENDED	March 31, 2023	December 31, 2022
Right of Use Lease Liabilities
Current portion	97,382	95,172
Long-term portion	60,637	85,983
TOTAL	158,019	181,155

As of March 31, 2023, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2023	72,036
2024	85,983
2025	0

TOTAL	$158,019

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From April 1, 2023, to the date of this filing, the Company issued 34,194 shares for services.

From April 1, 2023, to the date of this filing, the Company issued 114,000 warrants for services.

From April 1, 2023, to the date of this filing, 20,000 warrants expired.

From April 1, 2023, to the date of this filing, 500,000 vested options were issued, and 800,000 previously issued options vested, and 300,000 options expired.

From April 1, 2023, to the date of this filing, the Company issued 633,334 shares in a private placement for proceeds of $95,022.

From April 1, 2023, to the date of this filing, the Company issued a convertible note to a related party for $150,000. Instead of interest, it accrues warrants at the rate of 200,000 per year.

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

The Company has recently completed the build out of a pilot plant and has begun successfully testing and optimizing the plant. Initial tests have shown good results. This pilot plant is designed to show successful volume production and scalability.

The Company expects to engage an engineering firm to design a semi-commercial scale pilot plant that integrates a larger CTS system into the pre-processing and post-processing elements of the plant. It is anticipated that the semi-commercial plant will have the capacity to produce sugar at a rate sufficient to make up to 500,000 gallons of ethanol per year. The goal of the semi-commercial plant is to finalize design and operational parameters at this volume level and to provide operating cost estimates of a full commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems. The Company expects to have the semi-commercial system ready in 2024.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s current RIN volume targets for cellulosic ethanol include 720 million gallons for 2023, 1.42 billion gallons for 2024, and 2.13 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger quantities than they are now. The RFS mandate for 2022 called for 20.77 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.77 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals may make 15% blending available year around. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $2.11 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

Capital Formation

From January 1, 2023, through the date of filing, the Company issued an aggregate of 174,194 shares of its common stock for services valued at $29,300.

From January 1, 2023, through the date of filing, the Company issued an aggregate of 4,518,332 shares of its common stock for capital of $677,772.

From January 1, 2023, through the date of filing, 5,450,148 warrants were exercised for $72,251.

From January 1, 2023, through the date of filing, the Company issued unvested options to its managers and employees to purchase 15,950,000 shares of its common stock for a period of ten years at the exercise price of 19 to 20 cents per share. Using a Black-Scholes asset-pricing model, these agreements were valued at $2,675,116. None of those have vested. 1,000,000 vested options were issued at exercise prices between 16 and 19 cents. Using a Black-Scholes asset-pricing model, these agreements were valued at $157,939. 2,685,000 previously issued options have vested, with a valuation of $405,705.

From January 1, 2023, through the date of filing, 2,300,000 options expired and 2,059,999 warrants expired.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. At March 31, 2023, the Company had a working capital deficit of $642,961 and had incurred accumulated losses of $53,845,676 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three month period ended March 31, 2023 (unaudited) to March 31, 2022

For the three months ended March 31, 2023, the Company recognized $0 in revenue as opposed to $0 in 2022.

For the three months ended March 31, 2023, the Company’s general and administrative expenses decreased by $433,219 to $369,845 from $803,064 in 2022. This decrease is primarily the result of $84,698 in equity-based compensation in 2023 versus $495,532 in 2022.

Interest expense increased in the quarter ended March 31, 2023 by $1,573 to $9,314 from $7,741 in 2022.

For the three months ended March 31, 2023 the Company recorded non-cash impairments of assets of $369, as compared to $0 in 2022. This was the result of disposing of laboratory assets no longer in use in 2023 and no such disposal in the first quarter of 2022.

Research and development (R&D) costs for the quarter ended March 31, 2023 were $684,562, a decrease of $545,590 from $1,230,152 in 2022. The decrease in R&D expenses is primarily the result of a decrease in equity-based compensation to $306,599 from $820,745 in 2022.

Liquidity and Capital Resources

Liquidity

As of March 31, 2023, the Company had $163,123 in cash, and total stockholders’ equity on March 31, 2023, was negative $2,350,710. As of December 31, 2022, the Company had $211,901 in cash, and total stockholders’ equity at December 31, 2022, was negative $2,356,917. Total debt, including advances, accounts payable and other notes payable at March 31, 2023, together with interest payable thereon and contingent liabilities, was $3,665,971 an increase of $203,135 from December 31, 2022, where it stood at $3,462,836. This increase is primarily attributable to a new convertible note due to a related party. $1,820,630 of the remaining debt has been renegotiated to be payable out of future revenue and $917,502 out of future profits and otherwise does not come due.

During the three months ended March 31, 2023, the Company’s net cash used in operating activities increased by $79,071 to $609,119 from $530,048 in the three months ending March 31, 2022. This increase can primarily be attributed to a decrease in deferred payroll to zero from $125,440 in 2022.

During the three months ended March 31, 2023, the Company’s investing activities used $294,659 in cash, as compared to $21,856 in the first quarter of 2022. This can be primarily attributed to capitalizing $12,621 in patent costs and $282,038 used to purchase machinery and equipment, as compared to $18,272 in patent costs and $3,584 in purchasing equipment in the first quarter of 2022.

During the three months ended March 31, 2023, the Company generated an aggregate of $855,000 through its financing activities versus $7,500 in the three months ended March 31, 2022, which is an increase of $847,500. This increase from the prior year can primarily be attributed to the lack of an equity raise in the first quarter of 2022 as compared to $582,750 raised in the sale of common stock through the Company’s private offerings in the first quarter of 2023, $72,250 in proceeds from the exercise of warrants and options, and $250,000 in net proceeds from the issuance of convertible notes.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing around $15 million to build and optimize a semi-commercial scale CTS system, and then will seek project financing for a commercial system. There is no guarantee that we will achieve all of the additional funding that is needed.

As of the date of this filing, the Company has raised $725,001 in 2023, through the issuance of shares and the exercise of warrants, plus $15,863,601 raised previously, in addition to capital raised through debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of March 31, 2023, shareholders’ equity was negative $2,350,710.

There were 299,416,769 shares of common stock issued and outstanding as of March 31, 2023.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2023, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Raymond Leon	01/03/23	Common Stock	200,000	Purchased @ $0.15 per share
James Cherwin	01/30/23	Common Stock	100,000	Purchased @ $0.15 per share
Edmund Burke	01/30/23	Common Stock	4,450,148	Exercise of Warrants
Edmund Burke	01/31/23	Common Stock	1,000,000	Exercise of Warrants
NWBB, Inc	02/06/23	Common Stock	40,000	Professional Services
Ron Smith	02/06/23	Common Stock	166,666	Purchased @ $0.15 per share
Mark Monahan	02/17/23	Common Stock	333,333	Purchased @ $0.15 per share
Michael Fidler	02/17/23	Common Stock	200,000	Purchased @ $0.15 per share
Joseph Corry	02/17/23	Common Stock	100,000	Purchased @ $0.15 per share
William Newman	02/21/23	Common Stock	100,000	Purchased @ $0.15 per share
Johnny Anastasiades	03/01/23	Common Stock	135,000	Purchased @ $0.15 per share
Jozef Kneppers	03/06/23	Common Stock	1,333,333	Purchased @ $0.15 per share
James Dupre & Michelle Dupre	03/06/23	Common Stock	150,000	Purchased @ $0.15 per share
Randall Brodsky	03/07/23	Common Stock	400,000	Purchased @ $0.15 per share
Tamara Chapman Revocable Trust	03/08/23	Common Stock	333,333	Purchased @ $0.15 per share
John Comrie	03/08/23	Common Stock	333,333	Purchased @ $0.15 per share
William Fitzpatrick	03/24/23	Common Stock	100,000	Professional Services
Neil Hendry	04/05/23	Common Stock	66,667	Purchased @ $0.15 per share
NWBB, Inc.	04/10/23	Common Stock	34,194	Professional Services
Clay Taylor	04/11/23	Common Stock	400,000	Purchased @ $0.15 per share
Kophyo Win	05/05/23	Common Stock	166,667	Purchased @ $0.15 per share

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

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	May 15, 2023

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	May 15, 2023

