Form 10-Q
period 2023-06-30
BLUE BIOFUELS, INC.
filed 2023-08-07
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $29,189,366.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date August 5, 2023): 301,084,297.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Financial Statements

Period Ended June 30, 2023

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$61,677	$211,901
Prepaid expenses	61,118	43,119
TOTAL CURRENT ASSETS	$122,795	$255,020
Other assets
Property and equipment, net of accumulated depreciation and amortization of $184,283 and $127,178 at June 30, 2023 and December 31,2022, respectively	642,100	420,115
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	129,745	178,399
Patents	234,730	222,109
TOTAL OTHER ASSETS	$1,036,851	$850,899
TOTAL ASSETS	$1,159,646	$1,105,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$14,735	$37,135
Accounts payable - Related Party	72,670	$72,670
Deferred wages and director’s fees - Related party	638,076	$307,606
Lease Liability - Current	99,626	$95,172
Chapter 11 Settlement	-	50,000
Convertible Notes Payable — Related Party	350,000	-
Interest Payable - Related Party	102,718	76,138
TOTAL CURRENT LIABILITIES	$1,277,825	$638,721
Long term liabilities
Right of Use Lease Liability, net of current portion	34,909	85,983
Notes Payable — Related Party	2,721,562	2,521,562
Notes Payable — Other	216,570	216,570
TOTAL LONG TERM LIABILITIES	$2,973,041	$2,824,115
TOTAL LIABILITIES	$4,250,866	$3,462,836

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 300,584,297 issued and outstanding at June 30, 2023, and 289,941,623 shares issued and outstanding at December 31, 2022.	300,584	289,942
Additional paid-in capital	51,608,070	50,134,727
Accumulated deficit	(54,999,875)	(52,781,586)
Total stockholders’ equity (deficit)	$(3,091,221)	$(2,356,917)
TOTAL EQUITY (DEFICIT)	$(3,091,221)	$(2,356,917)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,159,646	$1,105,919

Blue Biofuels, Inc

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	30-Jun		30-Jun
	2023	2022	2023	2022
Revenues	$-	$-	$-	$-
Operating expense:
General and administrative	355,324	241,507	725,169	1,044,571
Research & Development	762,714	436,480	1,447,276	1,666,632
Loss on disposal of assets	-	40,099	369	40,099
Total operating expenses	1,118,038	718,086	2,172,813	2,751,302

Loss from operations:	(1,118,038)	(718,086)	(2,172,813)	(2,751,302)

Other (income) expense:
Interest expense - related party	33,783	6,712	40,495	13,424
Interest expense - other	2,378	592	4,981	1,621
Total other (income) expense	36,161	7,304	45,475	15,045

Income (Loss) before provisions for income taxes	$(1,154,199)	$(725,390)	$(2,218,288)	$(2,766,347)
Provisions for income taxes	-	-
Net Income / (Loss):	$(1,154,199)	$(725,390)	$(2,218,288)	$(2,766,347)

Net income (loss) per share	$(0.004)	$(0.003)	$(0.007)	$(0.010)

Net income (loss) per share, fully diluted	$(0.003)	$(0.002)	$(0.006)	$(0.008)

Weighted average common shares outstanding
Basic	297,635,565	275,876,745	297,635,565	275,876,745
Fully Diluted	351,822,695	331,481,205	351,822,695	331,481,205

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficit)
Balance as of December 31, 2022	289,941,623	$289,942	-	-	$50,134,727	$(52,781,586)	$(2,356,917)
Issuance of common stock for services	140,000	$140	-	-	$23,860	-	$24,000
Issuance of common stock and warrants for cash through PPM	3,884,998	$3,885	-	-	$578,865	-	$582,750
Warrants exercised	5,450,148	$5,450	-	-	$66,800	-	$72,250
Vesting of 2,385,000 options under the employee, director plan			-	-	$391,297	-	$391,297
Net Income (Loss)						(1,064,090)	$(1,064,090)
Balance as of March 31, 2023	299,416,769	$299,417	-	-	$51,195,549	$(53,845,676)	$(2,350,710)
Issuance of common stock for services	34,194	34	-	-	5,266	-	5,300
Vesting of 2,000,000 options under the employee, director plan			-	-	245,732	-	245,732
Issuance of common stock and warrants for cash through PPM	633,334	633	-	-	94,389	-	95,022
Issuance of 314,000 warrants for services			-	-	42,634	-	42,634
Warrants exercised	500,000	500	-	-	24,500	-	25,000
Net Income (Loss)						(1,154,199)	(1,154,199)
Balance as of June 30, 2023	300,584,297	$300,584	-	-	$51,608,069	$(54,999,875)	$(3,091,221)

Balance as of December 31, 2021	274,003,883	$274,004	-	-	$47,151,353	$(48,821,403)	$(1,396,046)
Issuance of common stock for services	447,781	$448	-	-	$70,852	-	$71,300
Employee stock options exercised	150,000	$150	-	-	$7,350	-	$7,500
Vesting of 10,560,000 options under the employee, director plan			-	-	$1,316,277	-	$1,316,277
Net Income (Loss)						(2,040,957)	$(2,040,957)
Balance as of March 31, 2022	274,601,664	$274,602	-	-	$48,545,832	$(50,862,360)	$(2,041,926)
Issuance of common stock for services	78,600	$79	-	-	$16,071	-	$16,150
Employee stock options exercised	200,000	200	-	-	8,200	-	8,400
Vesting of 800,000 options under the employee, director plan			-	-	99,106	-	99,106
Issuance of common stock and warrants for cash through PPM	4,499,999	4,500	-	-	670,500	-	675,000
Net Income (Loss)						(725,390)	(725,390)
Balance as of June 30, 2022	279,380,263	$279,380	-	-	$49,339,710	$(51,587,750)	$(1,968,660)

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	30-Jun-23	30-Jun-22
Cash flows from operating activities
Net Income (Loss)	$(2,218,288)	$(2,766,347)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	59,684	68,123
Stock based compensation for services	29,300	87,450
Net Issuance of options and warrants for services	679,662	1,415,383
Extinguishment of Debt	(50,000)
Loss on Disposal of assets	369	40,099
Changes in operating assets and liabilities
Prepaid expenses	(18,000)	(66,896)
Accrued interest - related party	26,581	13,424
Accounts payable and accrued liabilities	308,070	45,753
Right of use lease	2,035	(42,974)
Net cash used in operating activities	(1,180,587)	(1,205,985)

Cash flows from investing activities
Net Purchase of property and equipment	(282,038)	(2,400)
Security deposits	-	-
Patent Costs	(12,621)	(18,273)
Net cash from (used in) investing activities	(294,659)	(20,673)

Cash flows from financing activities
Proceeds from exercise of warrants and options	97,250	15,900
Net Proceeds from the issuance of Convertible Notes	550,000
Net proceeds from issuance of common stock	677,772	675,000
Net cash provided by financing activities	1,325,022	690,900

Net increase (decrease) in cash and cash equivalents	(150,224)	(535,758)

Cash and cash equivalent at beginning of the period	211,901	1,164,664
Cash and cash equivalent at end of the period	$61,677	$628,906

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Cashless conversion of warrants/options	$-	$-
Conversion of convertible debenture to common stock	$-	$-

Blue Biofuels, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in renewable energy, biofuels, and lignin.

In early 2018, the Company’s chief executive officer (“CEO”) Ben Slager invented a new technology system referred to as Cellulose-to-Sugar or CTS, and the Company filed a process patent application for this technology. Mr. Slager has since further developed the system with laboratory personnel. The CTS patent was awarded in 2021 in the United States (U.S. Patent No. 10,994,255) and also in El Salvador. The Company also filed this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has received one additional patent (for which it has also applied for in all the above-mentioned jurisdictions). Further, the company has filed for 4 other patents which are currently pending.

Mr. Slager has since further developed the system with the technical staff of the Company. The patented CTS process is a continuous mechanical/chemical dry process for breaking down cellulosic material for conversion into biofuels. CTS can break down any cellulosic material – including grasses and agricultural waste. The CTS mechanical/chemical process allows for exact process control to ensure that all the material passing through it does so on the optimum reaction parameters through which optimal efficiency is achieved.

CTS is environmentally friendly in that it recycles the water and catalyst, and it has a low carbon footprint: the amount of added atmospheric carbon created by burning the biofuels produced by the CTS system was absorbed by the plant-based feedstock while growing and is merely released back into the atmosphere. No extra CO2 is released into the atmosphere when our biofuels are burned. This is to be distinguished from fossil fuels because new CO2 is released when fossil fuels are burned.

At a commercial scale, our management expects to be able to produce ethanol at a lower cost per gallon than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS process is robust, uncomplicated and efficient, and is expected to use low-cost feedstocks and have a potentially high value by-product, lignin. We believe a significant difference between CTS ethanol and corn ethanol is the wide range of abundantly available feedstocks that CTS can process compared to just corn as the feedstock. The CTS feedstocks are nonfood and have much lower costs than corn. In addition, while in corn ethanol only the corn kernels are used, CTS uses the whole plant or its waste products, meaning it could obtain much higher yields per acre. The Company also expects to potentially receive a highly valued D3 RIN for each gallon of ethanol it produces.

The new technology made it worthwhile to financially restructure the Company through Chapter 11. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. The Company exited Chapter 11 on September 18, 2019, while keeping all classes, including shareholders, unimpaired. The bankruptcy case was closed on October 25, 2019.

In 2022, the Company partnered with K.R. Komarek to build its CTS machines going forward. In 2023, the Company completed the build-out of a pilot plant based on a modified Komarek machine and is in the process of further testing and optimizing the plant. Komarek is an industry leading manufacturing company that builds briquetting machines and compaction/granulation systems with throughput capacities up to 50 tons per hour.

The Company has licensed the Vertimass Process to convert ethanol into sustainable aviation fuel (SAF). The license agreement with Vertimass is the subject to a confidentiality agreement between the parties.

Plan of Operation

The Company will prioritize building an SAF facility to generate revenue sooner. First, the Company intends to build a commercial scale ethanol to SAF facility and subsequently build commercial CTS and ethanol facilities on the front-end of that to produce cellulosic SAF and generate the large D7 RIN and other government credits.

Commencing commercial production will require project financing. The project financing is planned to initially be for setting up a 10 million gallon per year production facility for converting ethanol into jet fuel using the Vertimass Process that the Company has licensed. Parallel to that, the Company plans to build a semicommercial CTS demonstration plant that integrates a larger CTS system into the pre-processing and post-processing elements of the plant. The goal of the semi-commercial plant is to finalize design and operational parameters at this volume level and to provide operating cost estimates of a full commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.38 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2023 calls for 20.94 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.94 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.02 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

Section 45Z of the Inflation Reduction Act passed on August 16, 2022, offers a Clean Fuel Production Credit (CFPC) per gallon of transportation fuel produced with a base amount of 20 cents per gallon or $1 per gallon for a qualified facility that was built while paying at least prevailing wages and which met apprenticeship requirements. For sustainable aviation fuel, those figures are 35 cents and $1.75 per gallon respectively. The Company plans to apply for CFPC credits when it begins building its commercial facilities. The CFPC currently does not apply to transportation fuel sold after December 31, 2027.

A Low Carbon Fuel Standard Credit (LCFS) is offered by various states (primarily California) for any amount of reduced CO2 in the production lifecycle of transportation fuels as compared to the amount of CO2 emitted in the production lifecycle of fossil fuels. The production lifecycle includes transportation costs to the point of use. California is currently offering around $72.50 per metric ton of CO2 reduction. When it is closer to commercial production, the Company plans to analyze the cost effectiveness of applying for these LCFS credits to determine in which state it could earn the most credits.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has not generated any material revenues from its business.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of June 30, 2023, the Company has incurred accumulated losses of $54,999,875. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

The stock compensation issued for services during the quarter ended June 30, 2023, were valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the quarter ended June 30, 2023:

	2/10/23	2/14/23	3/1/23	3/31/23	4/5/23	4/11/23
Risk-free interest rate	3.93%	3.77%	4.01%	3.60%	3.30%	3.54%
Expected life	5 years	10 years	10 years	5 years	10 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	123.25%	123.26%	123.52%	120.71%	119.51%	119.39%
BIOF common stock fair value	$0.159	$0.159	$0.177	$0.166	$0.154	$0.145

	4/26/23	6/5/23	7/13/23
Risk-free interest rate	3.46%	3.82%	3.82%
Expected life	5 years	7 years	5 years
Expected dividends	0%	0%	0%
Expected volatility	119.28%	103.20%	90.70%
BIOF common stock fair value	$0.165	$0.170	$0.160

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol of the CTS process), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end product is sugar converting to ethanol, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process, which were $234,730 as of June 30, 2023 and $222,109 as of December 31, 2022.

Research and Development

The Company expenses all research and development costs as incurred. For the six months ended June 30, 2023, and June 30, 2022, the amounts charged to research and development expenses were $1,447,276 and $1,666,632, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	June 30, 2023	December 31, 2022
Building and Improvements	15	$9,370	$9,370
Machinery and Equipment	10	$791,540	$512,450
Furniture and Fixtures	5	$13,649	$13,649
Computer Equipment	3	$11,824	$11,824
		$826,383	$547,293
Less Accumulated Depreciation		$(184,283)	$(127,178)
Property and Equipment		$642,100	$420,115

Total depreciation expense was $59,684 for the six months ended June 30, 2023.

In the six months ended June 30, 2023, The Company purchased machinery worth $285,538. This was primarily related to the pilot plant. The Company disposed of machinery that was no longer in use for a total of $3,500 that originally was purchased for $6,448 and that had accumulated depreciation of $2,579, thereby taking a loss of $369 on the disposal of assets.

NOTE 5 – PATENTS

The Company has been granted one patent on its technology and one continuation patent, has filed for three others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $234,730 as of June 30, 2023.

NOTE 6 – DEBT

Notes Payable – Related Parties

In July 2023, the Company entered into a long-term convertible note with board member Edmund Burke, with a principal balance of $25,000, that is to be repaid when the Company receives an equity investment of at least $3 million. Otherwise, it accrued warrants, with a strike price of 15 cents and an expiration of 5 years, at the rate of 50,000 every 12 months instead of interest, with a minimum of 50,000 warrants. It may convert into common stock at $0.13/share at the option of the holder for a total of 192,308 shares.

In June 2023, the Company entered into a short-term convertible note with board member Chris Kneppers, with a principal balance of $50,000, that is to be repaid when the Company receives $5 million in equity investment. The Note carries a 10% interest per annum. The Note is convertible, at the option of the lender, into common shares of the Company at 15 cents per share, plus a warrant with a strike price of 25 cents per share and a 5-year expiration, for a total of 333,333 shares and warrants.

In June 2023, the Company entered into a short-term convertible note with board member Chris Kneppers, with a principal balance of $100,000, that if it’s not paid by December 6, 2023, it automatically extends for another 6 months. It’s convertible at the option of the lender into common stock at $0.13/share for a total of 769,231 shares.

In April 2023, the Company entered into a long-term convertible note with board member Edmund Burke, with a principal balance of $150,000, that is to be repaid when the Company receives an equity investment of at least $1.5 million. Otherwise, it accrued warrants, with a strike price of 15 cents and an expiration of 5 years, at the rate of 100,000 every 6 months instead of interest. It may convert into common stock at $0.13/share at the option of the holder for a total of 1,153,846 shares.

In January 2023, the Company entered into a short-term convertible note with board member Chris Kneppers, with a principal balance of $250,000, that if it’s not paid by July 4, 2023, it converts at the option of the Company into common stock at $0.13/share for a total of 1,923,077 shares.

In July 2016, the Company issued six (6) short-term notes payable to related parties in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes had a value of $2,002,126 and accrued interest at a rate of six percent (6%) per annum. As of December 31, 2018, the total interest accrued on the notes was $278,794.68. The notes were held by related parties with the understanding that the notes were not to be paid until the Company begins generating profit. The Company renegotiated some of these notes during its Chapter 11 proceedings, whereas others failed to submit a claim and were discharged upon the Court’s Confirmation Order approving the Company’s Chapter 11 Plan on September 18, 2019. The renegotiated amounts, as per the Plan Confirmation are all to be paid from 50% of the future net profits and discharged to the extent unpaid five years after the Plan effective date of September 18, 2019. These amount are 1) Mark Koch $240,990 plus 6% interest on any portion not repaid within 12 months of the Company’s first reported quarterly net profit; 2) Animated Family Films $579,942 out of the Company’s net profits plus 6% interest; 3) Steven Dunkle, CTWC, & Wellington Asset Holdings $1.5 million plus 6% interest once there is positive quarterly EBITDA from the first plant of Company.

On February 28, 2018, the Company entered into a short-term loan with Steven Sadaka, with a principal balance of $100,000 due and payable on May 1, 2018. The note does not accrue interest, however the Company provided 2,000,000 inducement shares to secure the note. These inducement shares were valued at $84,000. The note was renegotiated during the Company’s Chapter 11 proceedings, and as per the Plan Confirmation, it is agreed that $100,000 is to be paid out of future gross revenues to satisfy this note in full.

On May 15, 2018, the Company entered into a short-term loan with Christopher Jemapete, with a principal balance of $50,000 due and payable on May 16, 2019. The note carried an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note. These inducement shares were valued at $36,250. As of June 30, 2018 accrued interest on this note is $315. The note was renegotiated during the Company’s Chapter 11 proceedings, and as per the Plan Confirmation, it is agreed that $50,315.07 is to be paid out of future gross revenues.

On May 15, 2018, the Company entered into a short-term loan with Pamela Jemapete, with a principal balance of $50,000 due and payable on May 16, 2019. The note carried an interest rate of 5% plus the company issued 1,250,000 inducement shares to secure the note. These inducement shares were valued at $36,250. As of June 30, 2018 accrued interest on this note is $315. The note was renegotiated during the Company’s Chapter 11 proceedings, and as per the Plan Confirmation, it is agreed that $50,315.07 is to be paid out of future gross revenues.

Notes Payable – Other

In July 2016, the Company issued a short-term note payable to a third party in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. The note had a principal balance of $96,570 and accrued interest at a rate of six percent (6%) per annum. As of December 31, 2018, the total interest accrued on the note was $14,382.2. The Company renegotiated this note during its Chapter 11 proceedings, and as per the Plan Confirmation, now the $96,570 is to be paid with no interest out of the same 50% of the future net profits of the Company as the notes mentioned above, if any, or discharged to the extent unpaid five years after September 18, 2019.

In November 2017, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $143,000 due and payable on May 30, 2018. The note carried an 8% one-time interest charge, a $43,000 original issue discount and a 35% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 500,000 inducement shares to secure the note. These inducement shares were valued at $39,500. In May 2018, the company made two principal payments totaling $40,000. The note went into default on June 1, 2018, and incurred a 40% penalty of the outstanding balance immediately prior to the default event. On August 30, 2018, Hoppel sued the Company in Superior Court of the State of California County of San Diego Central District. That case was staid on October 22, 2018, when the Company filed for Chapter 11 protection in the US Bankruptcy Court in the Southern District of Florida. Negotiations took place and a settlement was reached on this note and a subsequent note, and confirmed as part of the Plan Confirmation Order, that Hoppel would be paid a total of $100,000 out of 5% of the future gross revenue of the Company.

In February 2018, the Company entered into a convertible debenture with Lucas Hoppel, with a principal balance of $165,000 due and payable on September 21, 2018. The note carries an 8% one-time interest charge, a $15,000 original issue discount and a 40% conversion discount to the lowest trade price in the prior twenty-five trading days, after 180 days, in whole or in part at the option of the holder. In addition, the Company provided 500,000 inducement shares to secure the note. These inducement shares were valued at $14,500. The Note went into default on June 1, 2018, through a cross default provision with another Note to Hoppel, and incurred a 40% penalty of the outstanding balance immediately prior to the default event. On August 30, 2018, Hoppel sued the Company in Superior Court of the State of California County of San Diego Central District. That case was staid on October 22, 2018, when the Company filed for Chapter 11 protection in the US Bankruptcy Court in the Southern District of Florida. Negotiations took place and a settlement was reached on this note and a prior note, and confirmed as part of the Plan Confirmation Order, that Hoppel would be paid a total of $100,000 out of 5% of the future gross revenue of the Company to settle both notes.

On March 27, 2019, the Company entered into an agreement with another creditor, such that its debt will be reduced from $32,000 to $20,000 payable out of future gross revenues, upon the bankruptcy court’s acceptance of the Company’s plan of reorganization. The Plan was confirmed by the Court on September 18, 2019.

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	June 30, 2023	December 31, 2022
Short Term Convertible Note – Related Party	$350,000	$0
Short Term Chapter 11 Settlement	$0	$50,000
Long Term Notes Payable after capital investment received	$200,000	$0
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
TOTAL NOTES	$3,288,132	$2,788,132

Of the $3,288,132 payable as of June 30, 2023, $2,738,132 is due out of future revenue or future profits with no specific due date, and another $200,000 is due only after a significant capital investment. $2,417,502 of the $2,788,132 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. The remaining debt that would not be discharged is $670,630, consisting of $550,630 due to related parties, and $120,000 due to others.

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1 billion of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of June 30, 2023, the Company had 300,584,297 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

For the six months ended June 30, 2023, the Company issued an aggregate of 174,191 shares of its common stock for services valued at $29,300.

For the six months ended June 30, 2023, 314,000 warrants were issued for services. Using a Black-Scholes asset pricing model, these had a value of $42,634.

For the six months ended June 30, 2023, 4,518,332 shares of common stock were issued for cash of $677,771.

For the six months ended June 30, 2023, 5,950,148 warrants were exercised for proceeds of $97,250.

For the six months ended June 30, 2023, 2,067,999 warrants expired.

For the six months ended June 30, 2023, 7,050,000 unvested options expired.

For the six months ended June 30, 2023, 4,385,000 stock options vested. Using a Black-Scholes asset pricing model, these had a value of $637,028.

For the six months ended June 30, 2023, 15,950,000 stock options were issued and unvested. Using a Black-Scholes asset pricing model, these have a value of $2,675,116.

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

Rent expense for the six months ending June 30, 2023, and 2022, were $108,893 and $64,724, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

PERIOD ENDED	June 30, 2023	December 31, 2022
Right of Use Lease Liabilities
Current portion	99,626	95,172
Long-term portion	34,909	85,983
TOTAL	134,535	181,155

As of June 30, 2023, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2023	48,552
2024	85,983
2025	0

TOTAL	$134,535

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From July 1, 2023, to the date of this filing, the Company received an SBIR Phase I grant from the Department of Energy valued at $206,500.

From July 1, 2023, to the date of this filing, the Company issued 0 shares for services.

From July 1, 2023, to the date of this filing, 125,000 options expired.

From July 1, 2023, to the date of this filing, 1,200,000 unvested options were issued at an exercise price of 16 cents per share and expiration dates of 5 and 10 years. Using the Black-Scholes option pricing model, they were valued at $160,497.

From July 1, 2023, to the date of this filing, the Company issued 500,000 shares in a private placement for proceeds of $75,000.

From July 1, 2023, to the date of this filing, the Company issued convertible notes to related parties for $25,000. Instead of interest, it accrues warrants at the rate of 50,000 per year. Those warrants were valued at $5,812 using the Black Scholes option pricing model.

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

In early 2018, the Company’s chief executive officer (“CEO”) Ben Slager invented a new technology system referred to as Cellulose-to-Sugar or CTS, and the Company filed a process patent application for this technology. Mr. Slager has since further developed the system with laboratory personnel. The CTS patent was awarded in 2021 in the United States (U.S. Patent No. 10,994,255) and also in El Salvador. The Company also filed this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, Japan, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has received one additional patent (for which it has also applied for in all the above-mentioned jurisdictions). Further, the company has filed for 4 other patents which are currently pending.

Mr. Slager has since further developed the system with the technical staff of the Company. The patented CTS process is a continuous mechanical/chemical dry process for breaking down cellulosic material for conversion into biofuels. CTS can break down any cellulosic material – including grasses and agricultural waste. The CTS mechanical/chemical process allows for exact process control to ensure that all the material passing through it does so on the optimum reaction parameters through which optimal efficiency is achieved.

CTS is environmentally friendly in that it recycles the water and catalyst, and it has a low carbon footprint: the amount of added atmospheric carbon created by burning the biofuels produced by the CTS system was absorbed by the plant-based feedstock while growing and is merely released back into the atmosphere. No extra CO2 is released into the atmosphere when our biofuels are burned. This is to be distinguished from fossil fuels because new CO2 is released when fossil fuels are burned.

At a commercial scale, our management expects to be able to produce ethanol at a lower cost per gallon than existing commercial corn or cellulosic ethanol producers due to the fact that the CTS process is robust, uncomplicated and efficient, and is expected to use low-cost feedstocks and have a potentially high value by-product, lignin. We believe a significant difference between CTS ethanol and corn ethanol is the wide range of abundantly available feedstocks that CTS can process compared to just corn as the feedstock. The CTS feedstocks are nonfood and have much lower costs than corn. In addition, while in corn ethanol only the corn kernels are used, CTS uses the whole plant or its waste products, meaning it could obtain much higher yields per acre. The Company also expects to potentially receive a highly valued D3 RIN for each gallon of ethanol it produces.

The new technology made it worthwhile to financially restructure the Company through Chapter 11. The Company voluntarily filed for Chapter 11 on October 22, 2018, in the U.S. Bankruptcy Court in the Southern District of Florida. The Company exited Chapter 11 on September 18, 2019, while keeping all classes, including shareholders, unimpaired. The bankruptcy case was closed on October 25, 2019.

In 2022, the Company partnered with K.R. Komarek to build its CTS machines going forward. In 2023, the Company completed the build-out of a pilot plant based on a modified Komarek machine and is in the process of further testing and optimizing the plant. Komarek is an industry leading manufacturing company that builds briquetting machines and compaction/granulation systems with throughput capacities up to 50 tons per hour.

The Company has licensed the Vertimass Process to convert ethanol into sustainable aviation fuel (SAF). The license agreement with Vertimass is the subject to a confidentiality agreement between the parties.

Plan of Operation

The Company will prioritize building an SAF facility to generate revenue sooner. First, the Company intends to build a commercial scale ethanol to SAF facility and subsequently build commercial CTS and ethanol facilities on the front-end of that to produce cellulosic SAF and generate the large D7 RIN and other government credits.

Commencing commercial production will require project financing. The project financing is planned to initially be for setting up a 10 million gallon per year production facility for converting ethanol into jet fuel using the Vertimass Process that the Company has licensed. Parallel to that, the Company plans to build a semicommercial CTS demonstration plant that integrates a larger CTS system into the pre-processing and post-processing elements of the plant. The goal of the semi-commercial plant is to finalize design and operational parameters at this volume level and to provide operating cost estimates of a full commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.38 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2023 calls for 20.94 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.94 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.02 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

Section 45Z of the Inflation Reduction Act passed on August 16, 2022, offers a Clean Fuel Production Credit (CFPC) per gallon of transportation fuel produced with a base amount of 20 cents per gallon or $1 per gallon for a qualified facility that was built while paying at least prevailing wages and which met apprenticeship requirements. For sustainable aviation fuel, those figures are 35 cents and $1.75 per gallon respectively. The Company plans to apply for CFPC credits when it begins building its commercial facilities. The CFPC currently does not apply to transportation fuel sold after December 31, 2027.

A Low Carbon Fuel Standard Credit (LCFS) is offered by various states (primarily California) for any amount of reduced CO2 in the production lifecycle of transportation fuels as compared to the amount of CO2 emitted in the production lifecycle of fossil fuels. The production lifecycle includes transportation costs to the point of use. California is currently offering around $72.50 per metric ton of CO2 reduction. When it is closer to commercial production, the Company plans to analyze the cost effectiveness of applying for these LCFS credits to determine in which state it could earn the most credits.

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

From January 1, 2023, through the date of filing, the Company issued an aggregate of 5,018,332 shares of its common stock for capital of $752,772.

From January 1, 2023, through the date of filing, 5,950,148 warrants were exercised for $97,250.

From January 1, 2023, through the date of filing, the Company issued unvested options to its managers and employees to purchase 17,150,000 shares of its common stock for a period of ten years at the exercise price of 16 to 20 cents per share. Using a Black-Scholes asset-pricing model, these agreements were valued at $2,835,613. None of those have vested. 1,000,000 vested options were issued at exercise prices between 16 and 19 cents. 3,385,000 previously issued options have vested. Using a Black-Scholes option pricing model, these vested options have a valuation of $637,028.

From January 1, 2023, through the date of filing, 7,050,000 options expired or were cancelled and 2,067,999 warrants expired.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. At June 30, 2023, the Company had a working capital deficit of $1,155,030 and had incurred accumulated losses of $54,999,875 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three and six month period ended June 30, 2023 (unaudited) to June 30, 2022

For the three and six months ended June 30, 2023, the Company recognized $0 in revenue as opposed to $0 in 2022.

For the three months ended June 30, 2023, the Company’s general and administrative expenses increased by $113,817 to $355,324 from $241,507 in 2022. This increase is primarily the result of $84,684 in equity-based compensation in 2023 versus $0 in 2022.

For the six months ended June 30, 2023, the Company’s general and administrative expenses decreased by $319,402 to $725,169 from $1,044,571 2022. This decrease is primarily the result of $169,382 in equity based compensation versus $495,532 in 2022.

Interest expense increased in the quarter ended June 30, 2023 by $28,857 to $36,161 from $7,304 in 2022. Interest expense increased in the six months ended June 30, 2023 by $30,430 to $45,475 from $15,045 in 2022.

For the six months ended June 30, 2023 the Company recorded non-cash impairments of assets of $369 as compared to $40,099 in 2022. This was the result of disposing and/or selling of laboratory assets no longer in use in each year.

Research and development (R&D) costs for the quarter ended June 30, 2023 were $762,714, an increase of $326,234 from $436,480 in 2022. The increase in R&D expenses is primarily the result of bonuses and equity based compensation of $422,703 versus $141,106 in 2022.

Research and development (R&D) costs for the six months ended June 30, 2023 were $1,447,276, a decrease of $219,357 from $1,666,632 in 2022. The decrease in R&D expenses is primarily the result of a decrease in equity based compensation to $467,646 from $919,851 in 2022 due to the vesting of more options in 2022.

Liquidity and Capital Resources

Liquidity

As of June 30, 2023, the Company had $61,677 in cash, and total stockholders’ equity on June 30, 2023, was negative $3,091,220. As of December 31, 2022, the Company had $211,901 in cash, and total stockholders’ equity at December 31, 2022, was negative $2,356,917. Total debt, including advances, accounts payable and other notes payable at June 30, 2023, together with interest payable thereon and contingent liabilities, was $4,250,866 an increase of $788,030 from December 31, 2022, where it stood at $3,462,836. This increase is primarily attributable to new convertible notes due to a related parties. $1,820,630 of the remaining debt has been renegotiated to be payable out of future revenue and $917,502 out of future profits and otherwise does not come due.

During the six months ended June 30, 2023, the Company’s net cash used in operating activities decreased by $25,397 to $1,180,587 from $1,205,985 in the six months ending June 30, 2022.

During the six months ended June 30, 2023, the Company’s investing activities used $294,659 in cash, as compared to $20,673 in the first half of 2022. This can be primarily attributed to capitalizing $12,621 in patent costs and $282,038 used to purchase machinery and equipment, as compared to $18,272 in patent costs and $2,400 in net purchases of equipment in the first half of 2022.

During the six months ended June 30, 2023, the Company generated an aggregate of $1,325,022 through its financing activities versus $690,900 in the six months ended June 30, 2022, which is an increase of $634,122. This increase from the prior year can primarily be attributed to the issuance of $550,000 in convertible notes to related parties in 2023.

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

As of the date of this filing, the Company has raised $800,022 in 2023, through the issuance of shares and the exercise of warrants, plus $15,863,601 raised previously, in addition to capital raised through debt or convertible notes including $575,000 raised through convertible notes in 2023. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of June 30, 2023, shareholders’ equity was negative $3,091,220.

There were 300,584,297 shares of common stock issued and outstanding as of June 30, 2023.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2023, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Raymond Leon	01/03/23	Common Stock	200,000	Purchased @ $0.15 per share
James Cherwin	01/30/23	Common Stock	100,000	Purchased @ $0.15 per share
Edmund Burke	01/30/23	Common Stock	4,450,148	Exercise of Warrants
Edmund Burke	01/31/23	Common Stock	1,000,000	Exercise of Warrants
NWBB, Inc	02/06/23	Common Stock	40,000	Professional Services
Ron Smith	02/06/23	Common Stock	166,666	Purchased @ $0.15 per share
Mark Monahan	02/17/23	Common Stock	333,333	Purchased @ $0.15 per share
Michael Fidler	02/17/23	Common Stock	200,000	Purchased @ $0.15 per share
Joseph Corry	02/17/23	Common Stock	100,000	Purchased @ $0.15 per share
William Newman	02/21/23	Common Stock	100,000	Purchased @ $0.15 per share
Johnny Anastasiades	03/01/23	Common Stock	135,000	Purchased @ $0.15 per share
Jozef Kneppers	03/06/23	Common Stock	1,333,333	Purchased @ $0.15 per share
James Dupre & Michelle Dupre	03/06/23	Common Stock	150,000	Purchased @ $0.15 per share
Randall Brodsky	03/07/23	Common Stock	400,000	Purchased @ $0.15 per share
Tamara Chapman Revocable Trust	03/08/23	Common Stock	333,333	Purchased @ $0.15 per share
John Comrie	03/08/23	Common Stock	333,333	Purchased @ $0.15 per share
William Fitzpatrick	03/24/23	Common Stock	100,000	Professional Services
Neil Hendry	04/05/23	Common Stock	66,667	Purchased @ $0.15 per share
NWBB, Inc.	04/10/23	Common Stock	34,194	Professional Services
Clay Taylor	04/11/23	Common Stock	400,000	Purchased @ $0.15 per share
Kophyo Win	05/05/23	Common Stock	166,667	Purchased @ $0.15 per share
Patrick Simms	05/15/23	Common Stock	500,000	Exercise of Warrants
Mark Monahan	07/19/23	Common Stock	166,667	Purchased @ $0.15 per share
Anthony Santelli	07/26/23	Common Stock	333,333	Purchased @ $0.15 per share

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

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	August 7, 2023

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	August 7, 2023

