Form 10-Q
period 2023-09-30
BLUE BIOFUELS, INC.
filed 2023-11-13
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2023

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Emerging Growth Company ☐
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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (November 13, 2023): 302,750,963.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Financial Statements

Period Ended September 30, 2023

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$84,663	$211,901
Grants receivable	$130,835
Prepaid expenses	38,209	43,119
TOTAL CURRENT ASSETS	$253,707	$255,020
Long-term assets
Property and equipment, net of accumulated depreciation and amortization of $214,125 and $127,178 at September 30, 2023 and December 31,2022, respectively	612,258	420,115
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	105,418	178,399
Patents	247,854	222,109
TOTAL LONG-TERM ASSETS	$995,806	$850,899
TOTAL ASSETS	$1,249,513	$1,105,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$698	$37,135
Accounts payable - Related Party	72,670	$72,670
Deferred wages and director’s fees - Related party	674,594	$307,606
Lease Liability - Current	101,905	$95,172
Chapter 11 Settlement	-	50,000
Convertible Notes Payable — Related Party	350,000	-
Interest Payable - Related Party	120,124	76,138
TOTAL CURRENT LIABILITIES	$1,319,991	$638,721
Long term liabilities
Right of Use Lease Liability, net of current portion	8,793	85,983
Notes Payable — Related Party	2,796,562	2,521,562
Notes Payable — Other	216,570	216,570
TOTAL LONG TERM LIABILITIES	$3,021,925	$2,824,115
TOTAL LIABILITIES	$4,341,916	$3,462,836

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 302,750,963 issued and outstanding at September 30, 2023, and 289,941,623 shares issued and outstanding at December 31, 2022.	302,751	289,942
Additional paid-in capital	51,936,716	50,134,727
Accumulated deficit	(55,331,869)	(52,781,586)
Total stockholders’ equity (deficit)	$(3,092,403)	$(2,356,917)
TOTAL EQUITY (DEFICIT)	$(3,092,403)	$(2,356,917)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,249,513	$1,105,919

Blue Biofuels, Inc

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep		30-Sep
	2023	2022	2023	2022
Revenues	$-	$-	$-	$-
Operating expense:
General and administrative	219,160	178,512	943,953	1,223,083
Research & Development	293,674	404,157	1,741,318	2,070,789
Loss on disposal of assets	-	-	369	40,099
Total operating expenses	512,834	582,669	2,685,640	3,333,971

Loss from operations:	(512,834)	(582,669)	(2,685,640)	(3,333,971)

Other (income) expense:
Grants received	(206,500)	-	(206,500)	-
Interest expense - related party	23,218	6,711	63,712	20,135
Interest expense - other	2,443	29,313	7,431	30,934
Total other (income) expense	(180,839)	36,024	(135,357)	51,069

Income (Loss) before provisions for income taxes	$(331,995)	$(618,693)	$(2,550,283)	$(3,385,040)
Provisions for income taxes	-	-
Net Income / (Loss):	$(331,995)	$(618,693)	$(2,550,283)	$(3,385,040)

Net income (loss) per share	$(0.001)	$(0.002)	$(0.008)	$(0.012)

Basic and Diluted Earnings per share	$(0.001)	$(0.002)	$(0.008)	$(0.012)

Weighted average common shares outstanding
Basic & Fully Diluted	302,750,963	277,416,282	302,750,963	277,416,282

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficit)
Balance as of December 31, 2022	289,941,623	$289,942	-	-	$50,134,727	$(52,781,586)	$(2,356,917)
Issuance of common stock for services	140,000	$140	-	-	$23,860	-	$24,000
Issuance of common stock and warrants for cash through PPM	3,884,998	$3,885	-	-	$578,865	-	$582,750
Warrants exercised	5,450,148	$5,450	-	-	$66,800	-	$72,250
Vesting of 2,385,000 options under the employee, director plan			-	-	$391,297	-	$391,297
Net Income (Loss)						(1,064,090)	$(1,064,090)
Balance as of March 31, 2023	299,416,769	$299,417	-	-	$51,195,549	$(53,845,676)	$(2,350,710)
Issuance of common stock for services	34,194	34	-	-	5,266	-	5,300
Vesting of 2,000,000 options under the employee, director plan			-	-	245,732	-	245,732
Issuance of common stock and warrants for cash through PPM	633,334	633	-	-	94,389	-	95,022
Issuance of 314,000 warrants for services			-	-	42,634	-	42,634
Warrants exercised	500,000	500	-	-	24,500	-	25,000
Net Income (Loss)						(1,154,199)	(1,154,199)
Balance as of June 30, 2023	300,584,297	$300,584	-	-	$51,608,069	$(54,999,875)	$(3,091,221)
Issuance of 50,000 warrants for services					5,813		5,813
Issuance of common stock and warrants for cash through PPM	2,166,666	$2,167			$322,833		325,000
Net Income (Loss)						(331,995)	$(331,995)
Balance as of September 30, 2023	302,750,963	302,751			$51,936,715	$(55,331,870)	$(3,092,403)

Balance as of December 31, 2021	274,003,883	$274,004	-	-	$47,151,353	$(48,821,403)	$(1,396,046)
Issuance of common stock for services	447,781	$448	-	-	$70,852	-	$71,300
Employee stock options exercised	150,000	$150	-	-	$7,350	-	$7,500
Vesting of 10,560,000 options under the employee, director plan			-	-	$1,316,277	-	$1,316,277
Net Income (Loss)						(2,040,957)	$(2,040,957)
Balance as of March 31, 2022	274,601,664	$274,602	-	-	$48,545,832	$(50,862,360)	$(2,041,926)
Issuance of common stock for services	78,600	$79	-	-	$16,071	-	$16,150
Employee stock options exercised	200,000	200	-	-	8,200	-	8,400
Vesting of 800,000 options under the employee, director plan			-	-	99,106	-	99,106

Issuance of common stock and warrants for cash through PPM	4,499,999	4,500	-	-	670,500	-	675,000
Net Income (Loss)						(725,390)	(725,390)
Balance as of June 30, 2022	279,380,263	$279,380	-	-	$49,339,710	$(51,587,750)	$(1,968,660)

Issuance of common stock for services	168,842	$169	-	-	$28,981	-	$29,150
Vesting of 825,000 options under the employee, director plan		-	-	-	110,922	-	110,922
Issuance of 37,333 warrants for services			-	-	5,317	-	5,317
Issuance of common stock and warrants for cash through PPM	2,266,665	2,267	-	-	337,733	-	340,000
Net Income (Loss)						(618,693)	$(618,693)
Balance as of September 30, 2022	281,815,770	$281,817	-	-	$49,822,662	$(52,206,443)	$(2,101,964)

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	30-Sep-23	30-Sep-22
Cash flows from operating activities
Net Income (Loss)	$(2,550,283)	$(3,385,040)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	89,526	102,711
Stock based compensation for services	29,300	116,600
Net Issuance of options and warrants for services	685,474	1,531,622
Loss on Disposal of assets	369	40,099
Changes in operating assets and liabilities
Prepaid expenses	4,910	(41,729)
Grants receivable	(130,835)
Accrued interest - related party	43,986	20,135
Accounts payable and accrued liabilities	330,551	62,996
Right of use lease	2,525	(33,647)
Net cash used in operating activities	(1,494,477)	(1,586,253)

Cash flows from investing activities
Net Purchase of property and equipment	(282,038)	(61,800)
Patent Costs	(25,744)	(42,501)
Net cash from (used in) investing activities	(307,782)	(104,301)

Cash flows from financing activities
Proceeds from exercise of warrants and options	97,250	15,900
Net Proceeds from the issuance of Convertible Notes	625,000
Net proceeds from issuance of common stock	1,002,772	1,015,000
Payment of Debt	(50,000)
Net cash provided by financing activities	1,675,022	1,030,900

Net increase (decrease) in cash and cash equivalents	(127,237)	(659,653)

Cash and cash equivalent at beginning of the period	211,901	1,164,664
Cash and cash equivalent at end of the period	$84,663	$505,010

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Issuance of warrants for services	$48,447	$5,317
Issuance of common stock for services	$29,300	$116,600
Cashless conversion of warrants/options	$-	$-
Conversion of convertible debenture to common stock	$-	$-

Blue Biofuels, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in renewable energy, biofuels, and lignin.

In early 2018, the Company’s chief executive officer (“CEO”) Ben Slager invented a new reactor technology with a higher yield and a continuous throughput in the Cellulose-to-Sugar process, or CTS, and the Company filed a process patent application for this technology. Mr. Slager has since further developed the system with the technical staff of the Company. The CTS patent was awarded in 2021 in the United States (U.S. Patent No. 10,994,255) and also in Japan and El Salvador. The Company also filed this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has received one additional patent (for which it has also applied in all the above-mentioned jurisdictions). Further, the company has filed for 4 other patents which are currently pending.

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

The Company believes a significant difference between CTS cellulosic ethanol and corn ethanol is the wide range of abundantly available feedstocks that CTS can process compared to just corn as the feedstock. The CTS feedstocks are nonfood and have much lower costs than corn. In addition, while in corn ethanol only the corn kernels are used, CTS uses the whole plant or its waste products, meaning it could obtain much higher yields per acre.

In 2022, the Company partnered with K.R. Komarek to build its CTS machines going forward. Komarek is an industry leading manufacturing company that builds briquetting machines and compaction/granulation systems with throughput capacities up to 50 tons per hour.

In 2023, the Company completed the build-out of a pilot plant based on a modified Komarek machine and is in the process of further testing and optimizing the plant. The Company believes that it can optimize the pre and post processing elements at this pilot scale plant to finalize design and operational parameters to provide operating cost estimates of a full-scale commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems.

In addition, the Company has licensed the Vertimass Process to convert ethanol into sustainable aviation fuel (SAF) and other renewable biofuels including bio-gasoline. The license agreement with Vertimass is the subject to a confidentiality agreement between the parties.

Plan of Operation

The total process from cellulosic feedstock to SAF consists basically of three steps:

1)	Conversion from feedstock to fermentable cellulosic sugars (CTS)
2)	Ferment the cellulosic sugars into cellulosic ethanol.
3)	Covert the ethanol into SAF and related products. This third step happens with the Vertimass technology which the Company has licensed.

Given the fact that the Vertimass technology is mature and ready for production, the Company is reviewing whether to start executing on SAF production on a 10 million gallon per year level, and then add the first two steps on to it in a later phase when CTS is fully commercialized. The Company intends to build commercial CTS and ethanol facilities on the front-end to produce cellulosic SAF and generate the large D7 RIN and other government credits. Commencing commercial production will require project financing.

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

The ethanol industry is competitive with over 200 ethanol plants in the United States alone. Currently, the vast majority use corn as feedstock. Their profitability depends highly on the fluctuations between the price of corn and the price of ethanol. Since the Company does not plan to use corn, and plans on having long-term purchase agreements with cellulosic feedstock suppliers, we anticipate that our profitability will be more consistent. Further, cellulosic biofuels yield much higher incentives than non-cellulosic biofuels.

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.38 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2023 calls for 20.94 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.94 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.53 per gallon of ethanol. For comparison, the D6 RIN for corn ethanol is $0.79. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

Section 45Z of the Inflation Reduction Act passed on August 16, 2022, offers a Clean Fuel Production Credit (CFPC) per gallon of transportation fuel produced with a base amount of 20 cents per gallon or up to $1 per gallon for a qualified facility (depending on its carbon index) that was built while paying at least prevailing wages and which met apprenticeship requirements. For sustainable aviation fuel, those figures are 35 cents and $1.75 per gallon respectively. The Company plans to apply for CFPC credits when it begins building its commercial facilities. The CFPC currently does not apply to transportation fuel sold after December 31, 2027.

A Low Carbon Fuel Standard Credit (LCFS) is offered by various states (primarily California) for any amount of reduced CO2 in the production lifecycle of transportation fuels as compared to the amount of CO2 emitted in the production lifecycle of fossil fuels. The production lifecycle includes transportation costs to the point of use. California is currently offering around $67.00 per metric ton of CO2 reduction. When it is closer to commercial production, the Company plans to analyze the cost effectiveness of applying for these LCFS credits to determine in which state it could earn the most credits.

At commercial scale, management expects to be able to earn substantial renewable fuel credits and produce sustainable ethanol, sustainable aviation fuel, and other sustainable biofuels more profitably than they could be from existing commercial corn ethanol producers. Cellulosic ethanol comes with a much more valuable D3 RIN credit as compared to the D6 RIN allocated to corn ethanol; cellulosic SAF comes with a very valuable D7 RIN, and cellulosic bio-gasoline comes with a valuable D3 RIN. The Company also expects to receive Clean Fuel Production Credits related to section 45Z of the Inflation Reduction Act, whereas these credits are so far not available for corn ethanol producers; and the Company also plans to pursue Low Carbon Fuel Standard Credits.

After its first plant is profitable, the Company intends to grow with additional plants in the United States and explore international growth by either licensing the CTS technology or forming joint ventures with foreign domestic partners to build plants.

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has not generated any material revenues from its business.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of September 30, 2023, the Company has incurred accumulated losses of $55,331,869. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

The stock compensation issued for services during the nine months ended September 30, 2023, were valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the nine months ended September 30, 2023:

	2/10/23	2/14/23	3/1/23	3/31/23	4/5/23	4/11/23
Risk-free interest rate	3.93%	3.77%	4.01%	3.60%	3.30%	3.54%
Expected life	5 years	10 years	10 years	5 years	10 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	123.25%	123.26%	123.52%	120.71%	119.51%	119.39%
BIOF common stock fair value	$0.159	$0.159	$0.177	$0.166	$0.154	$0.145

	4/26/23	6/5/23	7/13/23	7/26/23
Risk-free interest rate	3.46%	3.77%	3.93%	3.86%
Expected life	5 years	7 years	5 years	10 years
Expected dividends	0%	0%	0%	0%
Expected volatility	119.28%	103.20%	90.70%	87.22%
BIOF common stock fair value	$0.165	$0.170	$0.160	$0.160

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol of the CTS process), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end product is sugar converting to ethanol, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process, which were $247,854 as of September 30, 2023 and $222,109 as of December 31, 2022.

Research and Development

The Company expenses all research and development costs as incurred. For the nine months ended September 30, 2023, and September 30, 2022, the amounts charged to research and development expenses were $1,741,318 and $2,070,789, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	September 30, 2023	December 31, 2022
Building and Improvements	15	$9,370	$9,370
Machinery and Equipment	10	$791,540	$512,450
Furniture and Fixtures	5	$13,649	$13,649
Computer Equipment	3	$11,824	$11,824
		$826,383	$547,293
Less Accumulated Depreciation		$(214,125)	$(127,178)
Property and Equipment		$612,258	$420,115

Total depreciation expense was $89,526 for the nine months ended September 30, 2023.

In the nine months ended September 30, 2023, The Company purchased machinery worth $285,538. This was primarily related to the pilot plant. The Company disposed of machinery that was no longer in use for a total of $3,500 that originally was purchased for $6,448 and that had accumulated depreciation of $2,579, thereby taking a loss of $369 on the disposal of assets.

NOTE 5 – PATENTS

The Company has been granted one patent on its technology and one continuation patent, has filed for three others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $247,854 as of September 30, 2023.

NOTE 6 – DEBT

Notes Payable – Related Parties

On August 10, 2023, the Company entered into a long-term convertible note with board member Chris Kneppers, with a principal balance of $50,000, that is to be repaid when the Company receives $5 million in equity investment. The Note carries a 10% interest per annum. The Note is convertible, at the option of the lender, into common shares of the Company at 15 cents per share, plus a warrant with a strike price of 25 cents per share and a 5-year expiration, for a total of 333,333 shares and warrants.

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

In June 2023, the Company entered into a long-term convertible note with board member Chris Kneppers, with a principal balance of $50,000, that is to be repaid when the Company receives $5 million in equity investment. The Note carries a 10% interest per annum. The Note is convertible, at the option of the lender, into common shares of the Company at 15 cents per share, plus a warrant with a strike price of 25 cents per share and a 5-year expiration, for a total of 333,333 shares and warrants.

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

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	September 30, 2023	December 31, 2022
Short Term Convertible Note – Related Party, including interest	$371,908	$0
Short Term Chapter 11 Settlement	$0	$50,000
Long Term Notes Payable after capital investment, incl interest	$276,944	$0
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
TOTAL NOTES	$3,386,984	$2,788,132

Of the $3,386,984 payable as of September 30, 2023, $2,738,132 is due out of future revenue or future profits with no specific due date, and another $275,000 is due only after a significant capital investment. $2,417,502 of the $2,738,132 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. The remaining debt that would not be discharged is $969,482, consisting of $849,482 due to related parties, and $120,000 due to others.

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1 billion of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of September 30, 2023, the Company had 302,750,963 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

For the nine months ended September 30, 2023, the Company issued an aggregate of 174,191 shares of its common stock for services valued at $29,300.

For the nine months ended September 30, 2023, 364,000 warrants were issued for services. Using a Black-Scholes asset pricing model, these had a value of $48,447.

For the nine months ended September 30, 2023, 6,684,998 shares of common stock were issued for cash of $1,002,772.

For the nine months ended September 30, 2023, 5,950,148 warrants were exercised for proceeds of $97,250.

For the nine months ended September 30, 2023, 2,067,999 warrants expired.

For the nine months ended September 30, 2023, 7,050,000 unvested options expired and 125,000 vested options expired.

For the nine months ended September 30, 2023, 4,385,000 stock options vested. Using a Black-Scholes asset pricing model, these had a value of $637,028.

For the nine months ended September 30, 2023, 17,150,000 stock options were issued and unvested. Using a Black-Scholes asset pricing model, these have a value of $2,835,613.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. The Company is not in any litigation at this time.

Cybersecurity

No material cybersecurity breach has occurred.

Leases

The Company currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. The lease period was for twenty-four (24) months from November 1, 2019, to October 31, 2021. This had been extended for one year until October 31, 2022, and was further extended for two more years until October 31, 2024. Annual rent commenced at $84,100 per annum and increased 3% per year. The latest amendment adjusted the lease to $102,950 per annum and increases at 3% per year. Tenant is also required to cover operating costs that are estimated at $3,600 per month. Operating lease expense is recognized on a straight-line basis over the lease term and is included in General & Administrative expenses.

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

Rent expense for the nine months ending September 30, 2023, and 2022, were $183,537 and $106,631, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

PERIOD ENDED	September 30, 2023	December 31, 2022
Right of Use Lease Liabilities
Current portion	101,905	95,172
Long-term portion	8,793	85,983
TOTAL	110,698	181,155

As of September 30, 2023, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2023	24,715
2024	85,983
2025	0

TOTAL	$110,698

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

1)	Short-term notes payable, convertible notes, and contingent liabilities issued to related parties are described in NOTE 6.
2)	A board resolution was passed on February 13, 2020, that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they receive less than full salaries.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From October 1, 2023, to the date of this filing, the Company issued 350,000 warrants for services. Using the Black-Scholes pricing model, these were valued at $29,991.

From October 1, 2023, to the date of this filing, the Company issued convertible notes to related parties for $15,000.

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

In early 2018, the Company’s chief executive officer (“CEO”) Ben Slager invented a new reactor technology with a higher yield and a continuous throughput in the Cellulose-to-Sugar process, or CTS, and the Company filed a process patent application for this technology. Mr. Slager has since further developed the system with the technical staff of the Company. The CTS patent was awarded in 2021 in the United States (U.S. Patent No. 10,994,255) and also in Japan and El Salvador. The Company also filed this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has received one additional patent (for which it has also applied in all the above-mentioned jurisdictions). Further, the company has filed for 4 other patents which are currently pending.

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

The Company believes a significant difference between CTS cellulosic ethanol and corn ethanol is the wide range of abundantly available feedstocks that CTS can process compared to just corn as the feedstock. The CTS feedstocks are nonfood and have much lower costs than corn. In addition, while in corn ethanol only the corn kernels are used, CTS uses the whole plant or its waste products, meaning it could obtain much higher yields per acre.

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

The Company believes that it can optimize the pre and post processing elements at this pilot scale plant to finalize design and operational parameters to provide operating cost estimates of a full-scale commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems.

In addition, the Company has licensed the Vertimass Process to convert ethanol into sustainable aviation fuel (SAF) and other renewable biofuels including bio-gasoline. The license agreement with Vertimass is the subject to a confidentiality agreement between the parties.

Plan of Operation

The total process from cellulosic feedstock to SAF consists basically of three steps:

4)	Conversion from feedstock to fermentable cellulosic sugars (CTS)
5)	Ferment the cellulosic sugars into cellulosic ethanol.
6)	Covert the ethanol into SAF and related products. This third step happens with the Vertimass technology which the Company has licensed.

Given the fact that the Vertimass technology is mature and ready for production, the Company is reviewing whether to start executing on SAF production on a 10 million gallon per year level, and then add the first two steps on to it in a later phase when CTS is fully commercialized. The Company intends to build commercial CTS and ethanol facilities on the front-end to produce cellulosic SAF and generate the large D7 RIN and other government credits. Commencing commercial production will require project financing.

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

The ethanol industry is competitive with over 200 ethanol plants in the United States alone. Currently, the vast majority use corn as feedstock. Their profitability depends highly on the fluctuations between the price of corn and the price of ethanol. Since the Company does not plan to use corn, and plans on having long-term purchase agreements with cellulosic feedstock suppliers, we anticipate that our profitability will be more consistent. Further, cellulosic biofuels yield much higher incentives than non-cellulosic biofuels.

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.38 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2023 calls for 20.94 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 5.94 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.53 per gallon of ethanol. For comparison, the D6 RIN for corn ethanol is $0.79. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

Section 45Z of the Inflation Reduction Act passed on August 16, 2022, offers a Clean Fuel Production Credit (CFPC) per gallon of transportation fuel produced with a base amount of 20 cents per gallon or up to $1 per gallon for a qualified facility (depending on its carbon index) that was built while paying at least prevailing wages and which met apprenticeship requirements. For sustainable aviation fuel, those figures are 35 cents and $1.75 per gallon respectively. The Company plans to apply for CFPC credits when it begins building its commercial facilities. The CFPC currently does not apply to transportation fuel sold after December 31, 2027.

A Low Carbon Fuel Standard Credit (LCFS) is offered by various states (primarily California) for any amount of reduced CO2 in the production lifecycle of transportation fuels as compared to the amount of CO2 emitted in the production lifecycle of fossil fuels. The production lifecycle includes transportation costs to the point of use. California is currently offering around $67.00 per metric ton of CO2 reduction. When it is closer to commercial production, the Company plans to analyze the cost effectiveness of applying for these LCFS credits to determine in which state it could earn the most credits.

At commercial scale, management expects to be able to earn substantial renewable fuel credits and produce sustainable ethanol, sustainable aviation fuel, and other sustainable biofuels more profitably than they could be from existing commercial corn ethanol producers. Cellulosic ethanol comes with a much more valuable D3 RIN credit as compared to the D6 RIN allocated to corn ethanol; cellulosic SAF comes with a very valuable D7 RIN, and cellulosic bio-gasoline comes with a valuable D3 RIN. The Company also expects to receive Clean Fuel Production Credits related to section 45Z of the Inflation Reduction Act, whereas these credits are so far not available for corn ethanol producers; and the Company also plans to pursue Low Carbon Fuel Standard Credits.

After its first plant is profitable, the Company intends to grow with additional plants in the United States and explore international growth by either licensing the CTS technology or forming joint ventures with foreign domestic partners to build plants.

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

From January 1, 2023, through the date of filing, the Company issued an aggregate of 714,000 warrants for services valued at $78,438.

From January 1, 2023, through the date of filing, the Company issued an aggregate of 6,684,998 shares of its common stock for capital of $1,002,772.

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

From January 1, 2023, through the date of filing, 7,175,000 options expired or were cancelled and 2,067,999 warrants expired.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. As of September 30, 2023, the Company had a working capital deficit of $1,066,285 and had incurred accumulated losses of $55,331,869 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three and nine month period ended September 30, 2023 (unaudited) to September 30, 2022

For the three and nine months ended September 30, 2023, the Company recognized $0 in revenue as opposed to $0 in 2022.

For the three months ended September 30, 2023, the Company’s general and administrative expenses increased by $40,648 to $219,160 from $178,512 in 2022. This increase is primarily the result of a $119,600 employee retention credit issued in 2022 related to COVID, versus $0 in 2023.

For the nine months ended September 30, 2023, the Company’s general and administrative expenses decreased by $279,131 to $943,953 from $1,223,083 in 2022. This decrease is primarily the result of $169,382 in equity-based compensation versus $506,975 in 2022.

Interest expense decreased in the quarter ended September 30, 2023 by $10,362 to $25,661 from $36,024 in 2022. Interest expense increased in the nine months ended September 30, 2023 by $20,075 to $71,144 from $51,069 in 2022.

For the nine months ended September 30, 2023 the Company recorded non-cash impairments of assets of $369 as compared to $40,099 in 2022. This was the result of disposing and/or selling of laboratory assets no longer in use in each year.

Research and development (R&D) costs for the quarter ended September 30, 2023 were $293,674, a decrease of $110,483 from $404,157 in 2022. The decrease in R&D expenses is primarily the result of equity based compensation of $0 versus $99,479 in 2022.

Research and development (R&D) costs for the nine months ended September 30, 2023 were $1,741,318, a decrease of $329,471 from $2,070,789 in 2022. The decrease in R&D expenses is primarily the result of a decrease in equity based compensation to $467,646 from $1,019,330 in 2022 due to the vesting of more options in 2022.

Liquidity and Capital Resources

Liquidity

As of September 30, 2023, the Company had $84,663 in cash, and total stockholders’ equity on September 30, 2023, was negative $3,092,403. As of December 31, 2022, the Company had $211,901 in cash, and total stockholders’ equity at December 31, 2022, was negative $2,356,917. Total debt, including advances, accounts payable and other notes payable at September 30, 2023, together with interest payable thereon and contingent liabilities, was $4,341,916 an increase of $879,080 from December 31, 2022, where it stood at $3,462,836. This increase is primarily attributable to new convertible notes due to related parties. $1,820,630 of the remaining debt has been renegotiated to be payable out of future revenue and $917,502 out of future profits and otherwise does not come due.

During the nine months ended September 30, 2023, the Company’s net cash used in operating activities decreased by $91,776 to $1,494,477 from $1,586,253 in the nine months ending September 30, 2022.

During the nine months ended September 30, 2023, the Company’s investing activities used $307,782 in cash, as compared to $104,301 in the first nine months of 2022. This can be primarily attributed to capitalizing $25,744 in patent costs and $282,038 used to purchase machinery and equipment, as compared to $42,501 in patent costs and $61,800 in net purchases of equipment in the first nine months of 2022.

During the nine months ended September 30, 2023, the Company generated an aggregate of $1,675,022 through its financing activities versus $1,030,900 in the nine months ended September 30, 2022, which is an increase of $644,122. This increase from the prior year can primarily be attributed to the issuance of $625,000 in convertible notes to related parties in 2023.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing additional funds for G&A expenses and will seek project financing for a commercial ethanol to SAF facility in addition to funds needed to complete the commercialization of its CTS system. There is no guarantee that the Company will achieve all of the additional funding that is needed.

As of the date of this filing, the Company has raised $1,100,022 in 2023, through the issuance of shares and the exercise of warrants, plus $15,863,601 raised previously, in addition to capital raised through debt or convertible notes including $625,000 raised through convertible notes in 2023. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of September 30, 2023, shareholders’ equity was negative $3,092,403.

There were 302,750,963 shares of common stock issued and outstanding as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2022, that occurred during our first three fiscal quarters pf 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, there are no material claims or suits whose outcomes could have a material effect on the Company’s financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2023, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Raymond Leon	01/03/23	Common Stock	200,000	Purchased @ $0.15 per share
James Cherwin	01/30/23	Common Stock	100,000	Purchased @ $0.15 per share
Edmund Burke	01/30/23	Common Stock	4,450,148	Exercise of Warrants
Edmund Burke	01/31/23	Common Stock	1,000,000	Exercise of Warrants
NWBB, Inc	02/06/23	Common Stock	40,000	Professional Services
Ron Smith	02/06/23	Common Stock	166,666	Purchased @ $0.15 per share
Mark Monahan	02/17/23	Common Stock	333,333	Purchased @ $0.15 per share
Michael Fidler	02/17/23	Common Stock	200,000	Purchased @ $0.15 per share
Joseph Corry	02/17/23	Common Stock	100,000	Purchased @ $0.15 per share
William Newman	02/21/23	Common Stock	100,000	Purchased @ $0.15 per share
Johnny Anastasiades	03/01/23	Common Stock	135,000	Purchased @ $0.15 per share
Jozef Kneppers	03/06/23	Common Stock	1,333,333	Purchased @ $0.15 per share
James Dupre & Michelle Dupre	03/06/23	Common Stock	150,000	Purchased @ $0.15 per share
Randall Brodsky	03/07/23	Common Stock	400,000	Purchased @ $0.15 per share
Tamara Chapman Revocable Trust	03/08/23	Common Stock	333,333	Purchased @ $0.15 per share
John Comrie	03/08/23	Common Stock	333,333	Purchased @ $0.15 per share
William Fitzpatrick	03/24/23	Common Stock	100,000	Professional Services
Neil Hendry	04/05/23	Common Stock	66,667	Purchased @ $0.15 per share
NWBB, Inc.	04/10/23	Common Stock	34,194	Professional Services
Clay Taylor	04/11/23	Common Stock	400,000	Purchased @ $0.15 per share
Kophyo Win	05/05/23	Common Stock	166,667	Purchased @ $0.15 per share
Patrick Simms	05/15/23	Common Stock	500,000	Exercise of Warrants
Mark Monahan	07/19/23	Common Stock	166,667	Purchased @ $0.15 per share
Anthony Santelli	07/26/23	Common Stock	333,333	Purchased @ $0.15 per share
Kevin McNally	08/11/23	Common Stock	333,333	Purchased @ $0.15 per share
Melvin Eaton	08/15/23	Common Stock	333,333	Purchased @ $0.15 per share
Craig Roger Tarr	08/24/23	Common Stock	1,000,000	Purchased @ $0.15 per share

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

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	November 13, 2023

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	November 13, 2023

