Form 10-K
period 2023-12-31
BLUE BIOFUELS, INC.
filed 2024-03-26
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2023

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

☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $29,189,366.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (February 29, 2024): 303,115,963.

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

In early 2018, the Company’s chief executive officer (“CEO”) Ben Slager invented a new reactor technology with a higher yield and a continuous throughput in the Cellulose-to-Sugar process, or CTS, and the Company filed a process patent application for this technology. Mr. Slager has since further developed the system with the technical staff of the Company. The CTS patent was awarded in 2021 in the United States (U.S. Patent No. 10,994,255) and has subsequently been granted in Japan and El Salvador. The Company also filed this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has received one additional patent in the United States (U.S. Patent No. 11,484,858B2), for which it has also applied in all the above-mentioned jurisdictions. Further, the company has filed for 6 other patents in the United States which are currently pending.

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

In January 2024, the Company formed a 50-50 joint venture partnership with Vertimass called VertiBlue Fuels, LLC, that has the mission to build an ethanol-to-SAF facility in Florida with the initial goal to produce around 10 million gallons of Sustainable Aviation Fuel (SAF), and then expand SAF production to approximately 70 million gallon per year. VertiBlue Fuels plans to initially convert sugarcane ethanol, and then, when the Company’s CTS technology is fully commercialized, to build commercial CTS and ethanol facilities on the front-end to produce cellulosic SAF and generate the large D7 RIN and other government credits. Commencing commercial production will require project financing.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.38 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2024 calls for 21.54 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 6.54 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.06 per gallon of ethanol. For comparison, the D6 RIN for corn ethanol is $0.43. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

A Low Carbon Fuel Standard Credit (LCFS) is offered by various states (primarily California) for any amount of reduced CO2 in the production lifecycle of transportation fuels as compared to the amount of CO2 emitted in the production lifecycle of fossil fuels. The production lifecycle includes transportation costs to the point of use. California is currently offering around $66 per metric ton of CO2 reduction. When it is closer to commercial production, the Company plans to analyze the cost effectiveness of applying for these LCFS credits to determine in which state it could earn the most credits.

At commercial scale, management expects to be able to earn substantial renewable fuel credits and produce sustainable ethanol, sustainable aviation fuel, and other sustainable biofuels more profitably than they could be from existing commercial corn ethanol producers. Cellulosic ethanol comes with a much more valuable D3 RIN credit as compared to the D6 RIN allocated to corn ethanol; cellulosic SAF comes with a very valuable D7 RIN, and cellulosic bio-gasoline comes with a valuable D3 RIN. The Company also expects to receive Clean Fuel Production Credits related to section 45Z of the Inflation Reduction Act, and the Company also plans to pursue Low Carbon Fuel Standard Credits.

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

Employees

The company currently employs five full-time employees, one part-time employee and seven consultants. The Company plans to hire additional employees to more rapidly commercialize its technology.

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

As of the date of filing, not including expired or exercised warrants, the Company has issued warrants to purchase an aggregate of 24,257,643 shares of common stock. The exercise prices associated with these agreements range from $0.05 to $0.30 and terms range from twenty four months to ten (10) years.

As of the date of this filing, the company has issued option agreements to its independent directors, officers, employees, and consultants, to purchase an aggregate of 61,555,000 shares of common stock of which 29,955,000 have vested and 31,600,000 have not yet vested. The exercise prices range from $0.05 to $0.20 and terms range from five (5) to ten (10) years.

Other than the foregoing, none of the Company’s shares of Common Stock are subject to outstanding options or warrants.

Holders

As of the date of filing, there were 303,115,963 shares of common stock outstanding and approximately 340 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently, as of the date of filing, fully earned and vested option agreements in place to purchase an aggregate of 29,955,000 shares of common stock under the Company’s 2021 Employee, Director Stock Plan and there are additional agreements vesting over the next 5 years, or conditional upon events, to purchase an additional 31,600,000 shares of common stock.

Plan category	Number of Securities to be Issued upon Exercise of outstanding options, warrants, and rights to Executives, Directors, Employees, and Consultants (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity Compensation Plans Approved by Securities Holders	52,555,000	$0.12	5,885,791
Equity Compensation Plans Not Approved by Securities Holders	9,000,000	$0.20	-
Total	61,555,000	$0.13	5,885,791

(1)	As of December 31, 2023.

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

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company from January 1, 2023 through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Raymond Leon	01/03/23	Common Stock	200,000	Purchase @ $0.15 per share
James Cherwin	01/30/23	Common Stock	100,000	Purchase @ $0.15 per share
Edmund Burke	01/30/23	Common Stock	4,450,148	Exercise of Warrants
Edmund Burke	01/31/23	Common Stock	1,000,000	Exercise of Warrants
NWBB, Inc.	02/06/23	Common Stock	40,000	Professional Services
Ron Smith	02/06/23	Common Stock	166,666	Purchase @ $0.15 per share
Mark Monahan	02/17/23	Common Stock	333,333	Purchase @ $0.15 per share
Michael Fidler	02/17/23	Common Stock	200,000	Purchase @ $0.15 per share
Joseph Corry	02/17/23	Common Stock	100,000	Purchase @ $0.15 per share
William Newman	02/21/23	Common Stock	100,000	Purchase @ $0.15 per share
Johnny Anastasiades	03/01/23	Common Stock	135,000	Purchase @ $0.15 per share
Jozef Kneppers	03/06/23	Common Stock	1,333,333	Purchase @ $0.15 per share
James & Michelle Dupre	03/06/23	Common Stock	150,000	Purchase @ $0.15 per share
Randall Brodsky	03/07/23	Common Stock	400,000	Purchase @ $0.15 per share
Tamara Chapman Revocable Trust	03/08/23	Common Stock	333,333	Purchase @ $0.15 per share
John Comrie	03/08/23	Common Stock	333,333	Purchase @ $0.15 per share
William Fitzpatrick	03/24/23	Common Stock	100,000	Professional Services
Neil Hendry	04/05/23	Common Stock	66,667	Purchase @ $0.15 per share
NWBB, Inc.	04/10/23	Common Stock	34,194	Professional Services
Clay Taylor TTEE	04/11/23	Common Stock	400,000	Purchase @ $0.15 per share
Kophyo Win	05/05/23	Common Stock	166,667	Purchase @ $0.15 per share
Patrick Simms	05/15/23	Common Stock	500,000	Exercise of Warrants
Mark Monahan	07/19/23	Common Stock	166,667	Purchase @ $0.15 per share
Anthony Santelli Sr.	07/26/23	Common Stock	333,333	Purchase @ $0.15 per share
Kevin McNally	08/11/23	Common Stock	333,333	Purchase @ $0.15 per share
Melvin Eaton	08/15/23	Common Stock	333,333	Purchase @ $0.15 per share
Craig Roger Tarr	08/24/23	Common Stock	1,000,000	Purchase @ $0.15 per share
Vestech Securities	01/26/24	Common Stock	52,500	Professional Services

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

Business Overview

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and lignin technologies sectors.

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

In January 2024, the Company formed a 50-50 joint venture partnership with Vertimass called VertiBlue Fuels, LLC, that has the mission to build an ethanol-to-SAF facility in Florida with the initial goal to produce around 10 million gallons of Sustainable Aviation Fuel (SAF) and related products, and then expand SAF and related product production to approximately 70 million gallon per year. VertiBlue Fuels plans to initially convert sugarcane ethanol, and then, when the Company’s CTS technology is fully commercialized, to build commercial CTS and ethanol facilities on the front-end to produce cellulosic SAF and generate the large D7 RIN and other government credits. Commencing commercial production will require project financing.

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (“RINs”) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. (D6 is for corn ethanol). The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.06 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

A Low Carbon Fuel Standard Credit (LCFS) is offered by various states (primarily California) for any amount of reduced CO2 in the production lifecycle of transportation fuels as compared to the amount of CO2 emitted in the production lifecycle of fossil fuels. The production lifecycle includes transportation costs to the point of use. California is currently offering around $66 per metric ton of CO2 reduction. When it is closer to commercial production, the Company plans to analyze the cost effectiveness of applying for these LCFS credits to determine in which state it could earn the most credits.

At commercial scale, management expects to be able to earn substantial renewable fuel credits and produce sustainable ethanol, sustainable aviation fuel, and other sustainable biofuels more profitably than they could be from existing commercial corn ethanol producers. Cellulosic ethanol comes with a much more valuable D3 RIN credit as compared to the D6 RIN allocated to corn ethanol; cellulosic SAF comes with a very valuable D7 RIN, and cellulosic bio-gasoline comes with a valuable D3 RIN. The Company also expects to receive Clean Fuel Production Credits related to section 45Z of the Inflation Reduction Act, and the Company also plans to pursue Low Carbon Fuel Standard Credits.

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

Capital Formation

From January 1, 2023 through the date of filing, 5,950,148 warrants were exercised for proceeds of $97,251.

From January 1, 2023 through the date of filing, no options were exercised.

From January 1, 2023, through the date of filing, the Company issued 6,684,998 shares at prices ranging from $0.15 to $0.15 per share for proceeds of $1,002,772.

From January 1, 2023, through the date of filing, the Company issued 312,500 shares for the conversion of debt for proceeds of $25,000.

From January 1, 2023 through the date of filing, the Company issued an aggregate of 226,694 shares of its common stock for services valued at $33,500.

From January 1, 2023 through the date of filing, the Company issued an aggregate of 856,500 warrants for services. Using a Black-Scholes asset-pricing model, these warrants were valued at $88,259.

Results of Operations

Comparison of the year ended December 31, 2023, to December 31, 2022

For the year ended December 31, 2023, the Company recognized $0 in revenue and $0 in 2022.

For the year ended December 31, 2023, the Company’s general and administrative expenses decreased by $202,170 to $1,339,789 from $1,541,959 in 2022. This decrease is primarily due to the vesting and expensing of options in 2022 valued at $526,636, as compared to $169,382 non-cash stock compensation in 2023.

Interest expense increased in the year ended December 31, 2023 by $68,371 to $97,778 from $29,407 in 2022.

For the year ended December 31, 2023, the Company received grants valued at $233,5000 versus $13,000 in 2022. The grant money comes from the Department of Energy SBIR Phase I grant.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2023, and 2022, the amounts charged to research and development expenses were $1,849,967 and $2,350,218, respectively. The decrease is largely due to the vesting of options in 2022 valued at $1,038,953, versus $467,646 in 2023.

Liquidity and Capital Resources

Liquidity

As of December 31, 2023, the Company had $41,007 in cash and total stockholders’ equity as of December 31, 2023, was negative $3,561,082. As of December 31, 2022 the Company had $211,901 in cash and total stockholders’ equity at December 31, 2022 was negative $2,356,917. Total debt, including advances, accounts payable and other notes payable at December 31, 2023, together with interest payable thereon and contingent liabilities, was $4,591,301, an increase of $1,128,465 from December 31, 2022, where it stood at $3,462,836. This increase is primarily attributable to deferred wages of management and board, and notes to related parties of $350,000. $2,738,132 of the remaining debt has been renegotiated to be payable out of future revenue or future profits and otherwise does not come due. $2,417,502 of the $2,738,132 will be discharged if not paid by September 18, 2024.

During the fiscal year ended December 31, 2023, the Company’s operating expenses decreased $974,861 to $2,957,415 from $3,932,276 in 2022. This decrease can primarily be attributed to equity-based compensation of $1,565,589 in 2022 due to the vesting of options.

During the fiscal year ended December 31, 2023, the Company’s investing activities used $320,504 in cash. This can be attributed to $287,829 used to purchase machinery and equipment and $32,675 in patent costs. These are to be compared to $205,520 cash used in 2022 with $138,170 used to purchase machinery and equipment, and $67,350 in patent costs.

During the fiscal year ended December 31, 2023, the Company generated an aggregate of $1,750,023 through its financing activities, which is an increase of $461,123 from $1,288,900 raised during fiscal year ended December 31, 2022. This increase from the prior year can be attributed to $700,000 net proceeds from issuance of convertible notes as compared to zero in 2022, and $1,002,772 raised in private placements as compared to $1,168,000 in 2022, and $97,251 received from the exercise of warrants as compared to $120,900 in 2022, and a $50,000 debt repayment in 2023 versus $0 in 2022.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing around $25 million to pay for its share of the Vertiblue Fuels joint venture and start commercial production of Sustainable Aviation Fuel. The Company anticipates generating revenue from this joint venture 18-24 months from financing. There is no guarantee that we will achieve all of the additional funding that is needed.

As of the date of filing, the Company has raised $100,000 through the issuance of convertible notes in 2024, $1,800,023 through a private placement, the exercise of warrants and the issuance of convertible notes in 2023, $1,288,900 in 2022, through the issuance of common stock and the exercise of warrants and options, in addition to $14,826,952 raised through the end of 2021 through its private placement offerings, and in addition to capital raised through debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to re-evaluate and revise its operations.

Going Concern

The Company has incurred losses since inception, and it may be unable to raise further capital. At December 31, 2023, the Company had a working capital deficit of $1,426,411 and had incurred accumulated losses of $55,836,780 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As disclosed in Note 2 to the financial statements, there is substantial doubt as to the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Equity

As of December 31, 2023, shareholders’ equity was negative $(3,561,082).

There were 302,750,963 shares of common stock issued and outstanding as of December 31, 2023.

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

Item 8. Financial Statements and Supplementary Data.

Set forth below are the audited financial statements for the Company for the years ended December 31, 2023, and December 31, 2022, and the report thereon of BF Borgers, P.A.

Blue Biofuels, Inc.

Financial Statements

Years Ended December 31, 2023, and 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Blue Biofuels, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blue Biofuels, Inc. (the “Company”) as of December 31, 2023, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023

Lakewood, CO

March 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Blue Biofuels, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blue Biofuels, Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of December 31, 2022, the Company has incurred losses of $52,781,586. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 2 to the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2020. Our Auditor Firm ID is 273.

Hackensack, New Jersey
March 31, 2023

Blue Biofuels, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$41,008	$211,901
Prepaid expenses	35,750	43,119
TOTAL CURRENT ASSETS	$76,758	$255,020
Other assets
Property and equipment, net of accumulated depreciation and amortization of $243,089 and $127,178 at December 31, 2023 and December 31,2022, respectively	587,308	420,115
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	81,091	178,399
Patents	254,786	222,109
TOTAL OTHER ASSETS	$953,461	$850,899
TOTAL ASSETS	$1,030,219	$1,105,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$22,798	$37,135
Accounts payable - Related Party	72,670	72,670
Deferred wages and director’s fees - Related party	828,312	307,606
Right of Use Lease Liability - Current	85,983	95,172
Chapter 11 Settlement	-	50,000
Convertible Notes Payable — Related Party	350,000
Interest Payable - Related Party	143,406	76,138
TOTAL CURRENT LIABILITIES	$1,503,169	$638,721
Long term liabilities
Right of Use Lease Liability, net of current portion	-	85,983
Notes Payable — Related Party	2,821,562	2,521,562
Notes Payable — Other	266,570	216,570
TOTAL LONG TERM LIABILITIES	$3,088,132	$2,824,115
TOTAL LIABILITIES	$4,591,301	$3,462,836

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 302,750,963 issued and outstanding at December 31, 2023, and 289,941,623 issued and outstanding at December 31, 2022.	302,751	289,942
Additional paid-in capital	51,972,947	50,134,727
Accumulated deficit	(55,836,780)	(52,781,586)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(3,561,082)	$(2,356,917)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,030,219	$1,105,919

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	31-Dec
	2023	2022
Revenue	$-	$-
Operating expense:
General and administrative	1,339,789	1,541,959
Research & Development	1,849,967	2,350,218
Loss on disposal of assets	1,159	40,099
Total operating expenses	3,190,915	3,932,276

Loss from operations:	(3,190,915)	(3,932,276)

Other (income) expense:
Government Grants	(233,500)	-
Common Stock Recission	-	(1,500)
Interest expense - related party	89,363	26,847
Interest expense - other	8,416	2,560
Total other (income) expense	(135,721)	27,907

Income (Loss) before provisions for income taxes	$(3,055,194)	$(3,960,183)
Provisions for income taxes
Net Income / (Loss):	$(3,055,194)	$(3,960,183)

Net income (loss) per share	$(0.010)	$(0.014)

Weighted average common shares outstanding
Basic	299,950,813	278,830,924

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficit)
Balance as of December 31, 2022	289,941,623	$289,942	-	$-	$50,134,727	$(52,781,586)	$(2,356,917)
Issuance of common stock for services	174,194	$174			$29,126		$29,300
Issuance of 794,000 warrants for services					84,677		84,677
Warrants exercised	5,950,148	5,950			91,301		97,251
Issuance of common stock and warrants for cash through PPM	6,684,998	6,685			996,087		1,002,772
Issuance of common stock in exchange for debt							-
Vesting of 4,385,000 options under the employee, director plan					637,028		637,028
Net Income (Loss)						(3,055,194)	$(3,055,194)
Balance as of December 31, 2023	302,750,963	$302,751	-	$-	$51,972,946	$(55,836,780)	$(3,561,082)

Balance as of December 31, 2021	274,003,883	$274,004	-	$-	$47,151,353	$(48,821,403)	$(1,396,046)
Issuance of common stock for services	812,119	812			135,738		136,550
Issuance of 77,333 warrants for services					9,773		9,773
Warrants exercised	7,000,000	7,000			98,000		105,000
Issuance of common stock and warrants for cash through PPM	7,786,664	7,787			1,160,213		1,168,000
Issuance of common stock in exchange for debt							-
Vesting of 12,560,000 options under the employee, director plan					1,565,589		1,565,589
Employee stock options exercised	350,000	350			15,550		15,900
Stock Recinded	(11,043)	(11)			(1,489)		(1,500)
Net Income (Loss)						(3,960,183)	(3,960,183)
Balance as of December 31, 2022	289,941,623	$289,942	-	$-	$50,134,727	$(52,781,586)	$(2,356,917)

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	31-Dec-23	31-Dec-22
Cash flows from operating activities
Net Income (Loss)	$(3,055,194)	$(3,960,183)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	216,785	138,464
Stock based compensation for services	29,300	136,550
Recission of stock	-	(1,500)
Net Issuance of options and warrants for services	721,705	1,575,362
Loss on Disposal of assets	1,159	40,099
Changes in operating assets and liabilities
Prepaid expenses	7,368	1,933
Accrued interest - related party	67,269	26,846
Accounts payable and accrued liabilities	506,369	92,887
Right of use lease	(95,172)	(86,601)
Net cash used in operating activities	(1,600,411)	(2,036,143)

Cash flows from investing activities
Net purchase of property and equipment	(287,828)	(138,170)
Patent Costs	(32,677)	(67,350)
Net cash from (used in) investing activities	(320,505)	(205,520)

Cash flows from financing activities
Net proceeds from issuance of common stock	1,002,772	1,168,000
Net proceeds from issuance of convertible notes	700,000	-
Proceeds from exercise of warrants and options	97,251	120,900
Payment of debt	(50,000)	-
Net cash provided by financing activities	1,750,023	1,288,900

Net increase (decrease) in cash and cash equivalents	(170,893)	(952,763)

Cash and cash equivalent at beginning of the period	211,901	1,164,664
Cash and cash equivalent at end of the period	$41,008	$211,901

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Issuance of warrants for services	$84,677	$9,773
Issuance of common stock for services	$29,300	$136,550
Cashless conversion of warrants/options
Conversion of convertible debenture to common stock	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and lignin technologies sectors.

In early 2018, our chief executive officer (“CEO”) Ben Slager invented a new technology system referred to as Cellulose-to-Sugar or CTS, and the Company filed, and received, two patents for this technology (U.S. Patent No. 10,994,255 and 11,484,858B2), and has subsequently been granted the firrst in Japan and El Salvador. The Company also filed for both patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. Further, the company has filed for 6 other patents in the United States which are currently pending.

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

In January 2024, the Company formed a 50-50 joint venture partnership with Vertimass called VertiBlue Fuels, LLC, that has the mission to build an ethanol-to-SAF facility in Florida with the initial goal to produce around 10 million gallons of Sustainable Aviation Fuel (SAF) and related products, and then expand SAF and related product production to approximately 70 million gallon per year. VertiBlue Fuels plans to initially convert sugarcane ethanol, and then, when the Company’s CTS technology is fully commercialized, to build commercial CTS and ethanol facilities on the front-end to produce cellulosic SAF and generate the large D7 RIN and other government credits. Commencing commercial production will require project financing.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of December 31, 2023, the Company has incurred accumulated losses of $55,836,780. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

The stock compensation issued for services during the years ended December 31, 2023, and December 31, 2022, were valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the years ended December 31, 2023, and December 31, 2022:

	1/5/22	4/19/22	6/21/22	9/30/22	12/30/22
Risk-free interest rate	1.71%	2.93%	3.38%	4.06%	3.99%
Expected life	10 years	10 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%
Expected volatility	133.99%	133.42%	134.52%	128.59%	124.11%
BIOF common stock fair value	$0.259	$0.165	$0.167	$0.167	$0.145

	2/10/23	2/14/23	3/1/23	3/31/23	4/5/23	4/11/23
Risk-free interest rate	3.93%	3.77%	4.01%	3.60%	3.30%	3.54%
Expected life	5 years	10 years	10 years	5 years	10 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	123.25%	123.26%	123.52%	120.71%	119.51%	119.39%
BIOF common stock fair value	$0.159	$0.159	$0.177	$0.166	$0.154	$0.145

F-10

	4/26/23	6/5/23	7/13/23	7/26/23	10/16/23	11/1/23	12/27/23
Risk-free interest rate	3.46%	3.77%	3.93%	3.86%	4.72%	4.67%	3.78%
Expected life	5 years	7 years	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%	0%	0%
Expected volatility	119.28%	103.20%	90.70%	87.22%	81.19%	81.11%	91.10%
BIOF common stock fair value	$0.165	$0.170	$0.160	$0.160	$0.131	$0.123	$0.106

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2023, and December 31, 2022, the amounts charged to research and development expenses were $1,849,967 and $2,350,218, respectively.

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

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. As of December 31, 2023, the Company has convertible instruments but none that have intrinsic value to conversion options, hence no bifurcation is necessary.

Accounting for Derivative Instruments

The Company issues debentures where the number of shares into which a debenture can be converted is not fixed. (For example, when a debenture converts at a discount to market based on the stock price on the date of conversion.) The Company analyzes the embedded conversion option of the convertible debentures to determine if it should be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is then amortized over the life of the debenture and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability is charged to additional paid-in capital. For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility. As of December 31, 2023, the Company has no derivative instruments.

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

Investments in non-consolidated affiliates

Investments in non-consolidated affiliates are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment are accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company monitors its investment for impairment at least annually and makes appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information. As of December 31, 2023, the Company had no investments in non-consolidated affiliates.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	December 31, 2023	December 31, 2022
Building and Improvements	15	$9,370	$9,370
Machinery and Equipment	10	$795,606	$512,450
Furniture and Fixtures	5	$13,596	$13,649
Computer Equipment	3	$11,825	$11,824
		$830,397	$547,293
Less Accumulated Depreciation		$(243,089)	$(127,178)
Property and Equipment		$587,308	$420,115

Total depreciation expense was $119,476 and $55,601 for the years ended December 31, 2023, and 2022, respectively.

In the fiscal year ended December 31, 2023, the Company disposed of laboratory equipment and machinery that was no longer in use for a total of $3500 that was originally purchased for $8171 and that had accumulated depreciation of $3,513, thereby taking a loss of $1,158 on the disposal of assets. In the fiscal year ended December 31, 2022, the Company disposed of laboratory equipment and machinery that was no longer in use for a total of $1,185 that originally was purchased for $240,898 and that had accumulated depreciation of $199,614, thereby taking a loss of $40,099 on the disposal of assets.

NOTE 5 – PATENTS

The Company has obtained two patents and has applied for three more patents on its technology, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $254,786 as of December 31, 2023.

NOTE 6 – DEBT

Details of each remaining debt, including those that have been paid off or renegotiated during 2023, are indicated below.

Notes Payable – Related Parties

On December 13, 2023, and also on August 10, 2023, and on June 30, 2023, the Company entered into a long-term convertible notes with board member Chris Kneppers, with principal balances of $10,000, $50,000 and $50,000, respectively, that are to be repaid when the Company receives $5 million in equity investment. The Notes carry a 10% interest per annum. The Notes are convertible, at the option of the lender, into common shares of the Company at 15 cents per share, plus a warrant with a strike price of 25 cents per share and a 5-year expiration, for a total of 733,333 shares and warrants.

On November 11, 2023, and also on July 7, 2023, the Company entered into two long-term convertible notes with board member Edmund Burke, with a total principal balance of $15,000 and $25,000, respectively, that are to be repaid when the Company receives an equity investment of at least $3 million. Otherwise, they accrued warrants, with a strike price of 15 cents and an expiration of 5 years, at the rate of 50,000 and 30,000 respectively every 12 months instead of interest, with a minimum of 80,000 warrants. The Notes may convert into common stock at $0.13/share at the option of the holder for a total of 307,692 shares.

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

In January 2023, the Company entered into a short-term convertible note with board member Chris Kneppers, with a principal balance of $250,000, that if it’s not paid by July 4, 2023, it converts at the option of the Company into common stock at $0.13/share for a total of 1,923,077 shares. This debt remains on the books because the Company hadn’t converted it into shares as of the end of 2023.

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

A summary of all Notes that remain of those indicated in the Notes above is as follows:

Notes Payable	December 31, 2023	December 31, 2022
Short Term Chapter 11 Settlement	$0	$50,000
Short Term Convertible Notes – Related Party	$350,000	$0
Long Term Convertible Notes Payable – Related Party	$300,000	$0
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
TOTAL NOTES	$3,388,132	$2,788,132

Only $100,000 of the $3,388,132 due as of December 31, 2023, is due at a specific point in time. $300,000 automatically converts into equity and $300,000 is due depending on the raising of millions in capital. $2,738,132 of the amount due as of December 31, 2023, is due out of future revenue or future profits. $2,417,502 of the $2,738,132 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11.

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1000 million of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of December 31, 2023, the Company had 302,750,963 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

In the year ended December 31, 2023, the company issued an aggregate of 174,194 shares of its common stock for services, valued at $29,300.

In the year ended December 31, 2023, the Company issued an aggregate of 794,000 warrants for services. Using a Black-Scholes asset pricing model, these were valued at $84,677.

In the year ended December 31, 2023, 5,950,148 warrants were exercised for proceeds of $97,251.

In the year ended December 31, 2023, no employee stock options were exercised.

In the year ended December 31, 2023, the Company issued 6,684,998 common shares for cash through private placements of $1,002,772.

In the year ended December 31, 2023, the Company issued unvested options under its Employee & Directors Stock Option Plan to purchase an aggregate of 17,150,000 shares of common stock for a period of ten years at an exercise price of $0.19 to $0.20. Using a Black-Scholes asset-pricing model, these agreements were valued at $2,835,613. The Company issued an additional 1,000,000 options that were vested with a Black-Scholes value of $157,939. An additional 3,385,000 options vested. These vested options were valued at $479,089.

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

Share-Based Awards

Stock option activity under the 2021 ESOP for the year ending December 31, 2023, is as follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2022	51,080,000	$0.13	7.87	$6,791,500
Awarded	18,150,000	$0.19	8.99	$-
Exercised	500,000	$0.05	-	$15,875
Expired or Rescinded	7,175,000	$0.19	-	$-
Outstanding as of December 31, 2023	61,555,000	$0.15	7.20	$45,763
Vested as of December 31, 2023	28,180,000	$0.13	6.33	$42,500

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2021	50,034,466	$0.13	8.53	$6,495,981
Awarded	4,000,000	$0.18	7.14	$700,000
Exercised	350,000	$0.05	-	$15,900
Expired or Rescinded	2,604,466	$0.15	-	$388,581
Outstanding as of December 31, 2022	51,080,000	$0.13	7.87	$6,791,500
Vested as of December 31, 2022	24,420,000	$0.12	6.98	$2,982,250

Warrant activity for the year ending December 31, 2023, is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2022	24,388,458	$0.16	2.83	$3,841,406
Awarded	7,478,998	$0.24	4.35	$-
Exercised	5,450,148	$0.01	-	$373,299
Expired	2,401,332	$0.15	-	$-
Outstanding as of December 31, 2023	24,015,976	$0.22	3.31	$91,690
Vested as of December 31, 2023	24,015,976	$0.22	3.31	$91,690

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding as of December 31, 2021	28,571,961	$0.12	2.17	$3,352,149
Awarded	7,863,997	$0.25	4.75	$1,962,133
Exercised	7,000,000	$0.02	-	$105,000
Expired	5,047,500	$0.27	-	$1,367,875
Outstanding as of December 31, 2022	24,388,458	$0.16	2.83	$3,841,406
Vested as of December 31, 2022	24,388,458	$0.16	2.83	$3,841,406

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for years ending December 31, 2023, and 2022, to the Company’s effective tax rate, is as follows:

	31-Dec-23	31-Dec-22
Statutory federal income tax rate	-21%	-21%
State income tax, net of federal benefits	-5.5%	-5.5%
Valuation Allowance	26.5%	26.5%
Income tax provision (benefit)	0%	0%

The provisional (benefit) for income tax is summarized as follows:

	31-Dec-23	31-Dec-22
Federal
Current	$-	$-
Deferred	(642,785)	(831,638)
State
Current	-	-
Deferred	(168,349)	(217,810)
Change in valuation allowance	811,134	1,049,448
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2023 and 2022 are as follows:

	Years Ended
	31-Dec-23	31-Dec-22
Deferred tax asset
Net operating loss carryovers (federal)	$13,561,765	$12,752,139
Total deferred tax assets	13,561,765	12,752,139
Valuation Allowance	(13,561,765)	(12,752,139)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2023, and 2022, the Company had approximately $51,176,471 and $48,121,278 of Federal net operating loss carryovers (“NOLs”) to offset taxable income, if any, in future years which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Total rent expense for the years ending December 31, 2023, and 2022, were $214,902 and $139,083, respectively.

The following table provides the components of the lease expense for the periods indicated:

	YEAR ENDED
	December 31, 2023	December 31, 2022
Finance Lease Cost:
Amortization of ROU assets	$-	$-
Interest on lease liabilities	0	0
Operating lease cost	95,172	86,601
Short-term lease cost	0	0
Total lease expense	95,172	86,601

The following table provides supplemental cash flow and other information related to leases for the periods indicated:

	YEAR ENDED
	December 31, 2023	December 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$-	$-
Operating cash flows from finance leases	0	0
Financing cash flows from finance leases	0	0
ROU assets obtained in exchange for new lease liabilities:
Finance leases	0	0
Operating leases	0	0

(1)	Amounts are included in Other operating activities on the consolidated cash flow statements.

The following table provides the lease terms and discount rates for the periods indicated:

	YEAR ENDED
	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Finance leases	0	0
Operating leases	0.83	1.83
Weighted-average discount rate:
Finance leases	N/A	N/A
Operating leases	N/A	N/A

The following table provides supplemental balance sheet information related to leases at the dates indicated:

	YEAR ENDED
	December 31, 2023	December 31, 2022
Assets
Finance lease ROU assets (1)	$-	$-
Operating lease ROU assets	81,091	178,399
Liabilities
Current
Finance lease liabilities	0	0
Operating lease liabilities	85,983	95,172
Noncurrent
Finance lease liabilities	0	0
Operating lease liabilities	0	85,983

(1)	Amounts are included in Property and equipment, net on the consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at December 31, 2023

	Finance Lease	Operating Lease
2024	$-	$88,365
2025	0	0
Thereafter	0	0
Total lease payments	$-	$88,365
Less: Interest	0	(2,382)
Present value of lease liabilities	0	85,983
Less: Current portion of lease obligation	0	(85,983)
Total long-term lease obligation	$-	$0

The following table provides maturities of undiscounted lease liabilities at December 31, 2022:

	Finance Lease	Operating Lease
2023	$-	$103,465
2024	0	88,365
Thereafter	0	0
Total lease payments	-	191,830
Less: Interest	-	(10,675)
Present value of lease liabilities	-	181,155
Less: Current portion of lease obligation	-	(95,172)
Total long-term lease obligation	-	85,983

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

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. However, they may not engage in competing business interests. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Subsequent to December 31, 2023, the Company issued 52,500 shares for services valued at $4,200 and 62,500 warrants valued at $3,592.

Subsequent to December 31, 2023, 133,333 warrants expired.

Subsequent to December 31, 2023, 1,775,000 employee stock options vested. These have a Black-Scholes valuation of $234,350.

Subsequent to December 31, 2023, the company issued convertible notes for $230,000. These notes may be converted into equity at the discretion of the holder and all automatically convert into equity if not repaid in 13 months from their date of issue.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was a change in the Company’s independent registered accounting firm after the first quarter of 2023. There were no disagreements between the Company and either of its independent registered accounting firms on accounting or financial disclosure.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were sufficient.

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company determined that there were no control deficiencies that constituted material weaknesses. The Company has an independent financial expert on its Audit Committee and an Audit Committee consisting entirely of independent directors; the Company backs up all financial data and material agreements in the cloud so that in the event of theft, misplacement, or loss due to fire or other unmitigated factors, the Company should still retain all of its material financial data and agreements.

As a result, management has concluded that the Company maintains effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2023. The Company has an independent financial expert on its Audit Committee, and the Company now backs up all financial data and material agreements in the cloud so that in the event of theft, misplacement, or loss due to fire or other unmitigated factors, the Company should still retain all of its material financial data and agreements. In addition, the Company now has multiple persons reviewing and reconciling the bank account and our financial data.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to the Company’s directors and executive officers.

Name	Age	Position and Offices
Benjamin Slager	61	Chief Executive Officer and Chairman
Anthony Santelli	58	Chief Financial Officer and Director
George D. Bolton	74	Director and Secretary
Charles F. Sills	80	Director
Peter Zimeri	70	Director
Edmund Burke	63	Director
Chris Kneppers	73	Director

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

Other Board Committees

The Company’s board of directors has a compensation committee consisting entirely of independent directors, with Edmund Burke as Chair and Peter Zimeri and Charles Sills as the other members.

The Company has established a nominating and corporate governance committee, consisting entirely of independent directors, with George Bolton serving as chair and Edmund Burke and Peter Zimeri as the other members.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) of such Act which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. The Company filed a Form 15 in 2018 ceasing to be a “reporting Company”. On January 5, 2021, the Company filed a Form 10, which became effective 60 days later, on March 8, 2021. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2023, The following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

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

Commencing on January 1, 2021, Ben Slager, CEO, has an employment contract to receive a salary of $360,000 per annum, along with health insurance. Various bonuses are offered based on performance and may be accrued, at his discretion, if the Company doesn’t have the funds to pay them. He has not received any salary or bonuses due since Q3 2023. Unpaid salaries are accruing interest at the rate of 10% per annum. In February 2024, his salary was increased due to inflation and higher cost of living to $525,000, all of it being accrued and unpaid, at his discretion, which is expected to be paid when the Company raises significant capital to fund its future. His employment contract indicates that he must be given 6-months’ notice of termination, and shall receive a severance package of one-month’s pay in addition to the 6-months’ notice, or 3 months’ salary if he dies. If there is a change of control, all his options shall vest.

As of December 31, 2023, Ben Slager is owed $391,538 in back pay and accrued bonuses, along with interest of $3225.

Commencing January 1, 2021, Anthony Santelli, CFO, has an employment contract to receive a salary of $250,000 per annum, and may not be terminated until all his back pay due is paid. Various bonuses are offered based on performance and may be accrued, at his discretion, if the Company doesn’t have the funds to pay them. He has not received any salary or bonuses due since Q3 2023. Unpaid salaries are accruing interest at the rate of 10% per annum. In February 2024, his salary was increased due to inflation and higher cost of living to $325,000, all of it being accrued and unpaid, at his discretion, which is expected to be paid when the Company raises significant capital to fund its future. In addition, the CFO must be given 6-months’ notice of termination and shall receive a severance package of one-month’s pay in addition to the 6-months’ notice, or 3 months’ salary if he dies. If there is a change of control, all his options shall vest.

As of December 31, 2023, Anthony Santelli is owed $293,830 in back pay and accrued bonuses, along with interest of $62,047.

As of December 31, 2023, AES Financial Advisors, LLC, an entity owned by Anthony Santelli II and his wife Marjorie Santelli, Esq., is owed $72,670, primarily dating from 2018, prior to when Dr. Santelli became COO, plus interest of $18,419.

The following tables set forth the compensation paid by the Company to its officers and directors for the fiscal years ended December 31, 2023, and December 31, 2022. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any, actually paid. Accrued back pay is included in Other in the year in which it is actually paid. Unvested but granted stock options are included in the year in which they vest. The compensation discussed addresses all compensation awarded to or paid to its named executive officers.

Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plans	Non-Qualified Deferred Comp on Earnings	Other (back pay)	Total

Benjamin Slager	2023	265,500	-	-	-	-	-	-	$265,500
(CEO)	2022	360,000	42,000	-	743,298	-	-	78,500	$1,223,798

Anthony Santelli II	2023	177,082	-	-	-	-	-		$177,082
(CFO)	2022	250,000	-	-	495,532	-	-		$745,532

(1)	See note 3 to the audited financial statements included in this prospectus for assumptions used in valuation.

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Ben Slager, CEO Chairman	3/1/2023	6,000,000	-	6,000,000	$0.20	3/1/2033
Anthony Santelli, CFO Director	3/1/2023	4,000,000	-	4,000,000	$0.20	3/1/2033
Ben Slager, CEO Chairman	1/5/2021	6,000,000	-	-	$0.15	1/5/2031
Anthony Santelli, CFO Director	1/5/2021	4,000,000	-	-	$0.15	1/5/2031
Ben Slager, CEO Chairman	5/9/2020	5,000,000	-	5,000,000	$0.10	5/9/2030
Anthony Santelli, CFO Director	5/9/2020	5,000,000	-	5,000,000	$0.10	5/9/2030
Total		30,000,000	-	20,000,000

Warrants Issued to Management

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date
NONE		-	-	$-

Total		-	-	$-

(1)	As of December 31, 2023.

Outstanding Equity Awards at Fiscal Year End

In March 2023, the company’s Chief Executive Officer Ben Slager received options to purchase up to 6,000,000 shares of the Company’s common stock under the Company’s 2021 Employee Director Stock Plan at an exercise price of 20 cents per share that will vest if and when the company is uplisted to the Nasdaq or NYSE. Using a Black-Scholes option pricing model, these were valued at $1,015,146. In January 2021, the company’s Chief Executive Officer Ben Slager received options to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of 15 cents per share that vested January 1, 2022. Using a Black-Scholes option pricing model, these were valued at $743,298. In the year ended December 31, 2020, the Company’s Chief Executive Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS process. Using a Black-Scholes asset pricing model, the vested options were valued at $414,850.

In March 2023, the company’s Chief Financial Officer Anthony Santelli received options to purchase up to 4,000,000 shares of the Company’s common stock under the Company’s 2021 Employee Director Stock Plan at an exercise price of 20 cents per share that will vest if and when the company is uplisted to the Nasdaq or NYSE. Using a Black-Scholes option pricing model, these were valued at $676,764. In January 2021, the company’s Chief Financial Officer Anthony Santelli received options to purchase up to 4,000,000 shares of the Company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 15 cents per share that vested on January 1, 2022. Using a Black-Scholes option pricing model, these were valued at $495,532. In the year ended December 31, 2020, the Company’s Chief Financial Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS process. Using a Black-Scholes asset pricing model, the vested options were valued at $414,850.

Pay Versus Performance Disclosure Table

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation on Table Total for PEO	Compensation Actually Paid to PEO (1)	Average Summary Compensation on Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs (2)	Total Shareholder Return	Total Shareholder Return of Peer Group	Net Income (3)
2023	$265,500	$265,500	$177,082	$177,082	-44%	N/A	(3,055,194)
2022	$1,223,798	$1,996,694	$745,532	$1,260,796	-42%	N/A	$(3,960,183)
2021	$1,017,205	$1,017,205	$293,690	$293,690	149%	N/A	$(2,139,310)
2020	$600,350	$600,350	$575,681	$575,681	96%	N/A	$(2,181,127)
2019	$201,629	$(526,564)	$140,063	$(211,395)	1175%	N/A	$1,005,107

(1)	Negative figures due to cancellation of previously issued vested options.
(2)	Negative figures due to cancellation of previously issued vested options.
(3)	2019 gains due to wiping out debt in Chapter 11.

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

The following table sets forth compensation we paid to our non-officer directors during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation (S)	Total ($)
George D. Bolton	11,000	-	$84,698	-	$95,698
Charles F. Sills		-	-	-	$0
Peter Zimeri	15,300	-	-	-	$15,300
Ned Burke	-	-	-	-	$0
Chris Kneppers	-	-	-	-	$0

(1) See note 3 to the audited financial statements included in this prospectus for assumptions used in valuation.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2023, by: (i) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	No of Shares (2)	% Owned (1)
Benjamin Slager (3)	41,640,000	13.3
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Anthony Santelli, II (4)	48,490,027	15.3
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Charles F. Sills (5)	1,100,000	0.4
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

George D. Bolton (6)	5,100,000	1.7
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Peter Zimeri (7)	100,000	0.03
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Edmund Burke (8)	13,610,276	4.5
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Chris and Angela Kneppers (9)	22,351,270	7.7
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

All officers and directors as a group (seven persons)	133,391,573	40.3

(1)	The percentages in this table are based upon 302,750,963 shares of common stock issued and outstanding as of December 31, 2023, and assumes the persons vested options and warrants are exercised but none other.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 500,000 exercisable warrants obtained as part of a private placement in the Company; 15,000,000 shares owned by the Benjamin Slager 2021 Irrevocable Trust; and shares underlying 11,000,000 fully vested and exercisable employee options owned by Benjamin Slager. Benjamin Slager also has 5,000,000 additional employee options awarded that will vest with the commercialization of the CTS system, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately. He has also been granted 6,000,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(4)	Includes 23,366,803 shares, 260,136 fully vested and exercisable warrants, and 9,000,000 vested and exercisable employee options owned by Anthony Santelli, II; 3,476,775 shares and 735,136 fully vested and exercisable warrants owned by AES Capital Partners, LP; 8,026,177 shares and 3,625,000 fully vested and exercisable warrants owned by The AES Capital Resource Fund, LP, two entities controlled by Anthony Santelli, II. Anthony Santelli also has 5,000,000 additional employee options awarded that will vest with the commercialization of the CTS system, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately. He has also been granted 4,000,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(5)	Charles Sills also has 1 million options that vest upon obtaining an offtake agreement; and 500,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(6)	Includes 500,000 fully vested and exercisable options. George Bolton also has 500,000 options that vest over time; 1 million options that vest upon obtaining an offtake agreement; and 500,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(7)	Includes 100,000 fully vested and exercisable options. Peter Zimeri also has 500,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(8)	Edmund Burke also has 500,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

(9)	Includes 19,517,937 shares owned communally, and 2,333,333 fully vested and exercisable warrants. Chris Kneppers also has 500,000 options that will vest if the Company uplists to the Nasdaq or NYSE.

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

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, BF Borgers CPA PC for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2023, and review its interim financial statements for the second and third quarters of 2022 are approximately $38,500. In 2022, and Q1 2023, the Company had a different auditor, Prager Metis CPA, LLC, that charged approximately $51,000 for the audit of its 2022 financial statements and review of its first, second and third quarter of 2022, and an additional $8,500 for Q1 2023.

Audit Related fees

During the past fiscal year, no fees were billed or incurred for assurance or related services by the Company’s auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During the past fiscal year, the Company incurred approximately $2,900 for tax preparation fees for the fiscal year ended December 31, 2022 and $3,000 for fiscal year ended December 31, 2021.

All Other Fees

During the past fiscal year, no other fees were billed or incurred for services by the Company’s auditors other than the fees noted above. The Company’s board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of its auditors.

The Board of Directors Preapproval Policies

The Company has had a functioning audit committee since May 2018. For the fiscal year ending December 31, 2023, the Company’s full board approved of the audit arrangement with BF Borgers CPA P.C. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Company’s board of directors regarding its engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, its board of directors is informed of each service provided, and such policies and procedures do not include delegation of its board of directors’ responsibilities under the Exchange Act to its management. The Company’s board of directors may delegate to one or more designated members of its board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If the board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ending December 31, 2023, 100% of audit-related services, tax services and other services performed by the Company’s independent auditors were pre-approved by its board of directors.

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

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	March 26, 2024

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	March 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	March 26, 2024

By	/s/ Anthony Santelli II
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	March 26, 2024

By	/s/ George D. Bolton
George D. Bolton
Director

Date	March 26, 2024

By	/s/ Charles F. Sills
Charles F. Sills
Director

Date	March 26, 2024

By	/s/ Peter Zimeri
Peter Zimeri
Director

Date	March 26, 2024

By	/s/ Edmund Burke
Edmund Burke
Director

Date	March 26, 2024

By	/s/ Chris Kneppers
Chris Kneppers
Director

Date	March 26, 2024

