Form 10-Q
period 2024-03-31
BLUE BIOFUELS, INC.
filed 2024-05-06
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2024

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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (April 30, 2024): 302,803,463.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Financial Statements

Period Ended March 31, 2024

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$24,319	$41,008
Prepaid expenses	32,751	35,750
TOTAL CURRENT ASSETS	$57,070	$76,758
Other assets
Property and equipment, net of accumulated depreciation and amortization of $272,899 and $243,089 at March 31, 2024 and December 31,2023, respectively	$557,498	587,308
Security deposits	$30,276	30,276
Right of Use Assets, net of accumulated amortization	$56,764	81,091
Patents	$275,611	254,786
TOTAL OTHER ASSETS	$920,149	$953,461
TOTAL ASSETS	$977,219	$1,030,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$25,282	$22,798
Accounts payable - Related Party	$72,670	$72,670
Deferred wages and director’s fees - Related party	$1,154,012	$828,312
Right of Use Lease Liability - Current	$60,637	$85,983
Convertible Notes Payable — Other	$200,000	$-
Convertible Notes Payable — Related Party	$370,000	$350,000
Interest Payable - Related Party	185,498	143,406
TOTAL CURRENT LIABILITIES	$2,068,099	$1,503,169
Long term liabilities
Right of Use Lease Liability, net of current portion	$-	-
Notes Payable — Related Party	$2,861,562	$2,821,562
Notes Payable — Other	$266,570	$266,570
TOTAL LONG TERM LIABILITIES	$3,128,132	$3,088,132
TOTAL LIABILITIES	$5,196,231	$4,591,301

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	$-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 302,803,463 issued and outstanding at March 31, 2024, and 302,750,963 shares issued and outstanding at December 31, 2023.	$302,803	302,751
Additional paid-in capital	$51,934,897	51,972,947
Accumulated deficit	$(56,456,712)	$(55,836,780)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(4,219,012)	$(3,561,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$977,219	$1,030,219

Blue Biofuels, Inc

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended
	31-Mar
	2024	2023
Revenues	-	-
Operating expense:
General and administrative	295,982	369,845
Research & Development	280,695	684,562
Loss on disposal of assets	-	369
Total operating expenses	576,677	1,054,776

Loss from operations:	(576,677)	(1,054,776)

Other (income) expense:
Interest expense - related party	42,092	6,712
Interest expense - other	1,163	2,602
Total other (income) expense	43,255	9,314

Income (Loss) before provisions for income taxes	$(619,932)	$(1,064,090)
Provisions for income taxes	-	-
Net Income / (Loss):	$(619,932)	$(1,064,090)

Net income (loss) per share	$(0.002)	$(0.004)

Weighted average common shares outstanding
Basic and Diluted	302,788,463	295,025,276

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	(Deficiency)
Balance as of December 31, 2022	289,941,623	$289,942	-	-	$50,134,727	$(52,781,586)	$(2,356,917)
Issuance of common stock for services	140,000	$140	-	-	$23,860	-	$24,000
Issuance of common stock and warrants for cash through PPM	3,884,998	$3,885	-	-	$578,865	-	$582,750
Warrants exercised	5,450,148	$5,450	-	-	$66,800	-	$72,250
Vesting of 2,385,000 options under the employee, director plan			-	-	$391,297	-	$391,297
Net Income (Loss)						(1,064,090)	$(1,064,090)
Balance as of March 31, 2023	299,416,769	$299,417	-	-	$51,195,549	$(53,845,676)	$(2,350,710)

Balance as of December 31, 2023	302,750,963	$302,751	-	-	$51,972,946	$(55,836,780)	$(3,561,082)
Issuance of common stock for services	52,500	$53	-	-	$4,148	-	$4,200
Issuance of 87,500 warrants for services		$-	-	-	$5,494	-	$5,494
Vesting of 1,875,000 options and adjustment of strike prices under the employee, director plan			-	-	$(47,692)	-	$(47,692)
Net Income (Loss)						(619,932)	$(619,932)
Balance as of March 31, 2024	$302,803,463	$302,803	-	-	$51,934,896	$(56,456,712)	$(4,219,012)

Blue Biofuels, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	31-Mar-24	31-Mar-23
Cash flows from operating activities
Net Income (Loss)	$(619,932)	$(1,064,090)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	29,810	29,842
Stock based compensation for services	9,694	24,000
Net Issuance of options and warrants for services	(47,692)	391,297
Loss on Disposal of assets	-	369
Changes in operating assets and liabilities
Prepaid expenses	2,999	(18,000)
Accrued interest - related party	42,092	6,712
Accounts payable and accrued liabilities	328,184	19,559
Right of use lease	(1,019)	1,192
Net cash used in operating activities	(255,864)	(609,119)

Cash flows from investing activities
Net Purchase of property and equipment	-	(282,038)
Security deposits	-	-
Patent Costs	(20,824)	(12,621)
Net cash used in investing activities	(20,824)	(294,659)

Cash flows from financing activities
Proceeds from exercise of warrants and options	-	72,250
Chapter 11 Settlement	-	(50,000)
Net Proceeds from the issuance of Convertible Notes	260,000	250,000
Net proceeds from issuance of common stock	-	582,750
Net cash provided by financing activities	260,000	855,000

Net decrease in cash and cash equivalents	(16,688)	(48,778)

Cash and cash equivalent at beginning of the period	41,008	211,901
Cash and cash equivalent at end of the period	$24,319	$163,123

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash activities
Cashless conversion of warrants/options	$-	$-
Conversion of convertible debenture to common stock	$-	$-

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.38 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2024 calls for 21.54 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 6.54 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.27 per gallon of ethanol. For comparison, the D6 RIN for corn ethanol is $0.44. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of March 31, 2024, the Company has incurred accumulated losses of $56,456,712. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

The stock compensation issued for services during the three months ended March 31, 2024, were valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant-based stock compensation issued in the three months ended March 31, 2024:

	1/2/24	1/8/24	3/28/24
Risk-free interest rate	3.93%	4.01%	4.20%
Expected life	5 years	5 years	5 years
Expected dividends	0%	0%	0%
Expected volatility	91.92%	92.01%	89.73%
BIOF common stock fair value	$0.083	$0.095	$0.105

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Patent Capitalization

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications should generally be expensed in the income statement because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end products, ethanol and SAF), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected life of the patent(s). Since the Company’s primary end products are expected to be ethanol and SAF, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process.

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2024, and March 31, 2023, the amounts charged to research and development expenses were $295,982 and $369,845, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	March 31, 2024	December 31, 2023
Building and Improvements	15	$9,370	$9,370
Machinery and Equipment	10	$795,606	$795,606
Furniture and Fixtures	5	$13,649	$13,649
Computer Equipment	3	$11,824	$11,825
		$830,397	$830,397
Less Accumulated Depreciation		$(272,899)	$(243,089)
Property and Equipment		$557,498	$587,308

Total depreciation expense was $29,810 for the three months ended March 31, 2024.

In the three months ended March 31, 2024, The Company purchased machinery worth $0. The Company did not dispose of machinery having none that was not in use.

NOTE 5 – PATENTS

The Company has been granted one patent on its technology and one continuation patent, has filed for three others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $275,611 as of March 31, 2024.

NOTE 6 – DEBT

Notes Payable – Related Parties

In 2024, the Company issued convertible notes to board member Chris Kneppers totaling $100,000. The Notes bear no interest and are convertible into shares and warrants at the option of the lender.

On December 13, 2023, and also on August 10, 2023, and on June 30, 2023, the Company entered into long-term convertible notes with board member Chris Kneppers, with principal balances of $10,000, $50,000 and $50,000, respectively, that are to be repaid when the Company receives $5 million in equity investment. The Notes carry a 10% interest per annum. The Notes are convertible, at the option of the lender, into common shares of the Company at 15 cents per share, plus a warrant with a strike price of 25 cents per share and a 5-year expiration, for a total of 733,333 shares and warrants.

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

In January 2023, the Company entered into a short-term convertible note with board member Chris Kneppers, with a principal balance of $250,000, that if it’s not paid by July 4, 2023, it converts at the option of the Company into common stock at $0.13/share for a total of 1,923,077 shares. The Note has not yet been converted.

On May 31, 2019, the Company entered into an agreement with Chris and Pamela Jemapete such that its debt of $100,630.14 shall be repaid by the Company out of future gross revenues, subject to the bankruptcy court’s acceptance of the Company’s plan of reorganization., which was confirmed by the Court on September 19, 2019. The debt bears no interest.

On May 20, 2019, the Company entered into an agreement with Steven Sadaka such that the $100,000 owed to him shall be repaid out of future gross revenues, subject to the bankruptcy court’s acceptance of the Company’s plan of reorganization. The Plan was confirmed on September 18, 2019.

Between November 30, 2018 and December 14, 2018, the Company entered into agreements to renegotiate various debts owed to founders and related parties. These agreements were subject to the bankruptcy Court’s plan confirmation. The Plan, which was confirmed by the Court on September 18, 2019, indicated that the debt to Mark Koch shall be $240,990; the debt to Animated Family Films $579,942; and the debt to Steven Dunkle, CTWC, & Wellington Asset Holdings $1.5 million. All these notes are to be paid from future profits and discharged to the extent unpaid five years after Plan effective date, which was September 18, 2019.

Notes Payable – Other

From December 2023 until the present, the Company has issued convertible notes to 5 different individuals totaling $300,000. These notes carry no interest and may be prepaid at anytime, but are convertible into shares and warrants at the option of the lender. They automatically convert into shares and warrants if not repaid 13 months after issued.

On March 19, 2019, the Company entered into an agreement with Lucas Hoppel, such that its combined debt on two notes shall be reduced to $100,000 without interest. The sum shall be repaid by the Company out of 5% of future gross revenues, within 30 days after the end of the first calendar quarter in which the Company has revenue. This agreement was subject to the bankruptcy court’s acceptance of the Company’s plan of reorganization. The Plan was confirmed by the Court on September 18, 2019.

On March 27, 2019, the Company entered into an agreement with another creditor, such that its debt will be reduced from $32,000 to $20,000 payable out of future gross revenues, upon the bankruptcy court’s acceptance of the Company’s plan of reorganization. The Plan was confirmed by the Court on September 18, 2019.

On November 30, 2018, the Company entered into an agreement with a third party such that its debt will be reduced to $96,570 to be paid with no interest out of 50% of the future net profits of the Company. The Company’s Plan of reorganization confirmed by the bankruptcy Court on September 18, 2019, stipulated that this debt is discharged to the extent unpaid five years from the date of Plan confirmation, or on September 18, 2024.

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	March 31, 2024	December 31, 2023
Short Term Convertible Note – Related Party	$370,000	$350,000
Short Term Convertible Notes — Other	200,000
Long Term Convertible Notes – Related Party	$40,000	$0
Long Term Notes Payable after capital investment	$300,000	$300,000
Long Term Notes Payable from future revenue — Related Party	$1,700,630	$1,700,630
Long Term Notes Payable from future revenue — Other	$120,000	$120,000
Long Term Note Payable from future profits — Related Party	$820,932	$820,932
Long Term Note Payable from future profits — Other	$96,570	$96,570
TOTAL NOTES	$3,648,132	$3,388,132

Only $100,000 of the $3,648,132 payable as of March 31, 2024, is payable in cash at a specific point in time. $300,000 is due only after a significant capital investment. $2,738,132 is due out of future revenue or future profits with no specific due date. $2,417,502 of the $2,738,132 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. The remaining Notes that would not be discharged are $1,230,630, consisting of $860,630 due to related parties, and $370,000 due to others.

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1 billion of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of March 31, 2024, the Company had 302,803,463 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

For the three months ended March 31, 2024, the Company issued an aggregate of 52,500 shares of its common stock for services valued at $4,200.

For the three months ended March 31, 2024, 87,500 warrants were issued for services. Using a Black-Scholes asset pricing model, these had a value of $5,494.

For the three months ended March 31, 2024, 0 shares of common stock were issued for cash.

For the three months ended March 31, 2024, 133,333 warrants expired.

For the three months ended March 31, 2024, 1,875,000 stock options vested. Using a Black-Scholes asset pricing model, these had a value of $234,350.

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

Rent expense for the three months ending March 31, 2024, and 2023, were $42,151 and $62,226, respectively.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

PERIOD ENDED	March 31, 2024	December 31, 2023
Right of Use Lease Liabilities
Current portion	60,637	85,983
Long-term portion	0	0
TOTAL	60,637	85,983

As of March 31, 2024, the total future minimum lease payments in respect of leased premises are as follows:

YEAR ENDED	MINIMUM DUE
2024	60,637
2025	0
2026	0

TOTAL	$60,637

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From April 1, 2024, to the date of this filing, the Company issued 140,000 warrants for services and cancelled 350,000 warrants. Using the Black-Scholes pricing model, the net of these were valued at negative $21,331.

From April 1, 2024, to the date of this filing, the Company issued convertible notes to related parties for $40,000 and to unrelated parties for $50,000.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.38 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2024 calls for 21.54 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 6.54 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.27 per gallon of ethanol. For comparison, the D6 RIN for corn ethanol is $0.44. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

Capital Formation

From January 1, 2024, through the date of filing, the Company issued an aggregate of 52,500 shares of its common stock for services valued at $4,200.

From January 1, 2024, through the date of filing, the Company issued an aggregate of 87,500 warrants for services valued at $5,494.

From January 1, 2024, through the date of filing, 1,875,000 previously issued options vested. Using a Black-Scholes asset-pricing model, these agreements were valued at $251,290.

From January 1, 2024, through the date of filing, 483,333 warrants expired or were cancelled.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. As of March 31, 2024, the Company had a working capital deficit of $1,791,029 and had incurred accumulated losses of $56,456,712 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three and month period ended March 31, 2024 (unaudited) to March 31, 2023

For the three and months ended March 31, 2024, the Company recognized $0 in revenue as opposed to $0 in 2023.

For the three months ended March 31, 2024, the Company’s general and administrative expenses decreased by $73,864 to $295,982 from $369,845 in 2023. This decrease is primarily the result of a $84,698 equity based compensation expense in 2023 versus $16,940 in 2024.

Interest expense increased in the quarter ended March 31, 2024 by $33,942 to $43,255 from $9,314 in 2023.

For the three months ended March 31, 2024, the Company recorded non-cash impairments of assets of $0 as compared to $369 in the first three months of 2023. This was the result of disposing and/or selling of laboratory assets no longer in use in 2023.

Research and development (R&D) costs for the quarter ended March 31, 2024, were $280,695, a decrease of $403,869 from $684,562 in 2023. The decrease in R&D expenses is primarily the result of equity-based compensation of $306,599 in 2023.

Liquidity and Capital Resources

Liquidity

As of March 31, 2024, the Company had $24,319 in cash, and total stockholders’ equity on March 31, 2024, was negative $4,219,012. As of December 31, 2023, the Company had $76,758 in cash, and total stockholders’ equity at December 31, 2023, was negative $3,561,082. Total debt, including advances, accounts payable and other notes payable at March 31, 2024, together with interest payable thereon and contingent liabilities, was $5,196,231 an increase of $604,930 from December 31, 2023, where it stood at $4,591,301. This increase is primarily attributable to new convertible notes due and deferred wages to related parties. $1,820,630 of the remaining debt has been renegotiated to be payable out of future revenue and $917,502 out of future profits and otherwise does not come due.

During the three months ended March 31, 2024, the Company’s net cash used in operating activities decreased by $355,255 to $255,864 from $609,119 in the three months ending March 31, 2023. This is primarily attributed to the increase in accounts payable of $328,184 in 2024 versus $19,559 in 2023.

During the three months ended March 31, 2024, the Company’s investing activities used $20,824 in cash, as compared to $294,659 in the first three months of 2023. This can be primarily attributed to capitalizing $282,038 used to purchase machinery and equipment for a pilot plant in 2023, as compared to $0 in 2024.

During the three months ended March 31, 2024, the Company generated an aggregate of $260,000 through its financing activities versus $855,000 in the three months ended March 31, 2023, which is a decrease of $595,000. This decrease from the prior year can primarily be attributed to net proceeds of $582,750 for the issuance of common stock in 2023.

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

As of the date of this filing, in 2024 the Company has raised $330,000 through the issuance of convertible notes and $0 through the issuance of shares and the exercise of warrants. The Company previously raised $16,963,625 in shares and $1,970,916 through converted notes and $1,180,000 in debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of March 31, 2024, shareholders’ equity was negative $4,219,012.

There were 302,803,463 shares of common stock issued and outstanding as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2023, that occurred during our first fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2024, through the date of filing which were not registered under the Securities Act.

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

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	May 3, 2024

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	May 3, 2024

