Form 10-Q/A
period 2024-03-31
BLUE BIOFUELS, INC.
filed 2024-05-20
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (May 18, 2024): 302,865,508.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Blue Biofuels, Inc. (the “Company”) for the fiscal quarter ended March 31, 2024, as filed with the Securities and Exchange Commission on May 6th, 2024 (the “Original Filing”). This Amendment is being filed because the Original Filing was reviewed by BF Borgers and its sole partner Ben Borgers who were suspended from practicing before the Commission which prevented the prior report from being included in the Company’s filings with the Commission. Various changes were made to the Quarterly Report by the Company after being reviewed by its new audit firm, Assure CPA, including changes to the condensed consolidated balance sheet and statement of operations.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Financial Statements

Period Ended March 31, 2024

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$24,319	$41,008
Prepaid expenses	32,751	35,750
TOTAL CURRENT ASSETS	$57,070	$76,758
Other assets
Property and equipment, net of accumulated depreciation and amortization of $272,899 and $243,089 at March 31, 2024 and December 31,2023, respectively	$557,498	587,308
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	56,764	81,091
Patents	275,611	254,786
TOTAL OTHER ASSETS	$920,149	$953,461
TOTAL ASSETS	$977,219	$1,030,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	25,282	22,798
Accounts payable - Related Party	72,670	72,670
Deferred wages and directors fees - Related party	1,154,012	828,312
Right of Use Lease Liability - Current	60,637	85,983
Convertible Notes Payable — Other	200,000	-
Convertible Notes Payable — Related Party	370,000	350,000
Interest Payable - Related Party	185,498	143,406
TOTAL CURRENT LIABILITIES	$2,068,099	$1,503,169
Long term liabilities
Convertible Notes Payable – Related Party	340,000	300,000
Convertible Notes Payable – Other	50,000	50,000
Legacy Notes Payable — Related Party	2,521,562	2,521,562
Legacy Notes Payable — Other	216,570	216,570
TOTAL LONG TERM LIABILITIES	$3,128,132	$3,088,132
TOTAL LIABILITIES	$5,196,231	$4,591,301

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 302,803,463 issued and outstanding at March 31, 2024, and 302,750,963 shares issued and outstanding at December 31, 2023.	302,803	302,751
Additional paid-in capital	52,261,837	51,972,947
Accumulated deficit	(56,783,652)	(55,836,780)
TOTAL STOCKHOLDERS’ DEFICIT	$(4,219,012)	$(3,561,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$977,219	$1,030,219

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Blue Biofuels, Inc

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended
	31-Mar
	2024	2023
Revenues	$-	$-
Operating expense:
General and administrative	295,982	369,845
Research & Development	607,635	684,562
Loss on disposal of assets	-	369
Total operating expenses	903,617	1,054,776

Loss from operations:	(903,617)	(1,054,776)

Other (income) expense:
Interest expense - related party	42,092	6,712
Interest expense - other	1,163	2,602
Total other (income) expense	43,255	9,314

Income (Loss) before provisions for income taxes	$(946,872)	$(1,064,090)
Provisions for income taxes	-	-
Net Income / (Loss):	$(946,872)	$(1,064,090)

Net income (loss) per share	$(0.003)	$(0.004)

Weighted average common shares outstanding
Basic and Diluted	302,788,463	295,025,276

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2022	289,941,623	$289,942	$50,134,727	$(52,781,586)	$(2,356,917)
Issuance of common stock for services	140,000	$140	$23,860	-	$24,000
Issuance of common stock and warrants for cash through PPM	3,884,998	3,885	578,865	-	582,750
Warrants exercised	5,450,148	5,450	66,800	-	72,250
Vesting of 2,385,000 options under the employee, director plan			391,297	-	391,297
Net Income (Loss)				$(1,064,090)	$(1,064,090)
Balance as of March 31, 2023	299,416,769	$299,417	$51,195,549	$(53,845,676)	$(2,350,710)

Balance as of December 31, 2023	302,750,963	$302,751	$51,972,947	$(55,836,780)	$(3,561,082)
Issuance of common stock for services	52,500	$52	$4,148	-	$4,200
Issuance of 87,500 warrants for services		-	5,494	-	5,494
Vesting of 1,875,000 options and repricing of options under the employee, director plan			279,248	-	279,248
Net Income (Loss)				$(946,872)	$(946,872)
Balance as of March 31, 2024	302,803,463	$302,803	$52,261,837	$(56,783,652)	$(4,219,012)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	31-Mar-24	31-Mar-23
Cash flows from operating activities
Net Income (Loss)	$(946,872)	$(1,064,090)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	29,810	29,842
Stock based compensation or services	288,942	415,297
Loss on Disposal of assets	-	369
Changes in operating assets and liabilities
Prepaid expenses	2,999	(18,000)
Accrued interest - related party	42,092	6,712
Accounts payable and accrued liabilities	328,184	19,559
Right of use lease	(1,019)	1,192
Net cash used in operating activities	(255,864)	(609,119)

Cash flows from investing activities
Net Purchase of property and equipment	-	(282,038)
Patent Costs	(20,825)	(12,621)
Net cash used in investing activities	(20,825)	(294,659)

Cash flows from financing activities
Proceeds from exercise of warrants and options	-	72,250
Chapter 11 Settlement	-	(50,000)
Net Proceeds from the issuance of Convertible Notes	260,000	250,000
Net proceeds from issuance of common stock	-	582,750
Net cash provided by financing activities	260,000	855,000

Net decrease in cash and cash equivalents	(16,689)	(48,778)

Cash and cash equivalent at beginning of the period	41,008	211,901
Cash and cash equivalent at end of the period	$24,319	$163,123

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc., was incorporated in Nevada on March 28, 2012, as Alliance Media Group Holdings, Inc. Since December 2013, Blue Biofuels, Inc. (the “Company”) has been a technology company focused on emerging technologies in renewable energy, biofuels, and lignin.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of March 31, 2024, the Company has incurred accumulated losses of $56,783,652. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Operating results for the three months ended March 31, 2024, may not be indicative of full year 2024 results.

In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of March 31, 2024, and our results of operations, changes in stockholders’ deficit and cash flows for the three months ended March 31, 2024 and 2023.

Stock Compensation

The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance. Share-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, “Stock Compensation”. Share-based payments to consultants, service providers and other non-employees are accounted for in accordance with ASC Topic 718, or other applicable authoritative guidance.

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

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2024, and March 31, 2023, the amounts charged to research and development expenses were $607,635 and $684,562, respectively.

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

Net Income (Loss) per Common Share:

Basic Net income (loss) per share amounts have been calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share has been calculated using the weighted-average number of common shares plus the potentially dilutive effect of securities such as common stock that potentially could be issued upon the conversion of convertible notes or upon the exercise of outstanding options and warrants. The computation of potential common shares has been performed using the treasury stock method. Due to net losses, all potential dilutive securities are antidilutive for all periods presented. When net loss is reported, diluted and basic net loss per share amounts are the same as the impact of potential common shares is antidilutive.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	March 31, 2024	December 31, 2023
Building and Improvements	15	$9,370	$9,370
Machinery and Equipment	10	795,606	795,606
Furniture and Fixtures	5	13,596	13,596
Computer Equipment	3	11,825	11,825
		$830,397	$830,397
Less Accumulated Depreciation		(272,899)	(243,089)
Property and Equipment		$557,498	$587,308

Total depreciation expense was $29,810 for the three months ended March 31, 2024.

NOTE 5 – PATENTS

The Company has been granted one patent on its technology and one continuation patent, has filed for three others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees in the amount of $275,611 as of March 31, 2024.

NOTE 6 – DEBT

Notes Payable – Related Parties

In Q1 2024, the Company issued convertible notes to board member Chris Kneppers totaling $60,000. The Notes bear no interest and are convertible at the option of the lender into common shares of the Company at 8 cents per share, plus a warrant with a strike price of 10 cents per share and a 5-year expiration for a total of 750,000 shares and warrants.

In 2023, the Company entered into long-term convertible notes with board member Chris Kneppers, with principal balances of $110,000 that are to be repaid when the Company receives $5 million in equity investment. The Notes carry a 10% interest per annum. The Notes are convertible, at the option of the lender, into common shares of the Company at 15 cents per share, plus a warrant with a strike price of 25 cents per share and a 5-year expiration, for a total of 733,333 shares and warrants.

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

Legacy Notes Payable – Related Party

On May 31, 2019, the Company entered into an agreement with Chris and Pamela Jemapete such that its debt of $100,630 shall be repaid by the Company out of future gross revenues, subject to the bankruptcy court’s acceptance of the Company’s plan of reorganization, which was confirmed by the Court on September 18, 2019. The debt bears no interest.

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

Notes Payable – Other

In Q1 2024, the Company issued convertible notes to 4 different individuals totaling $200,000. These notes carry no interest and may be prepaid at anytime, but are convertible, at the option of the lender, into common shares of the Company at 8 cents per shares plus a warrant with a strike price of 10 cents per share and a 5-year expiration for a total of 2,500,000 shares and warrants.

In December 2023, the Company issued a convertible note to one individual for $50,000. This note carries no interest and may be prepaid at anytime, but are convertible, at the option of the lender, into common shares of the Company at 8 cents per shares plus a warrant with a strike price of 10 cents per share and a 5-year expiration for a total of 625,000 shares and warrants.

Legacy Notes Payable – Other

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

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	March 31, 2024	December 31, 2023
Short Term Convertible Note – Related Party	$370,000	$350,000
Short Term Convertible Notes — Other	200,000	0
Long Term Convertible Notes – Related Party	40,000	0
Long Term Convertible Notes -- Other	50,000	50,000
Long Term Convertible Notes Payable after equity investment – Related Party	300,000	300,000
Long Term Notes Payable from future revenue — Related Party	200,630	200,630
Long Term Notes Payable from future revenue — Other	120,000	120,000
Long-Term Notes Payable expiring on September 18, 2024 — Related Party	2,320,932	2,320,932
Long Term Notes Payable expiring on September 18, 2024 — Other	96,570	96,570
TOTAL NOTES	$3,698,132	$3,438,132

Only $100,000 of the $3,698,132 payable as of March 31, 2024, is payable in cash at a specific point in time. $300,000 is due only after a significant capital investment. $320,630 is due out of future revenue with no specific due date. $2,417,502 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited Chapter 11. The remaining Notes that would not be discharged are $1,230,630, consisting of $860,630 due to related parties, and $370,000 due to others.

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

For the three months ended March 31, 2024, 133,333 warrants expired. Remaining warrants outstanding are 23,945,143.

For the three months ended March 31, 2024, 1,875,000 stock options vested. Using a Black-Scholes asset pricing model, these had a value of $251,290. During the three months ended March 31, 2024, the Company recognized additional stock based compensation of $27,958 in connection with modification of the exercise price of 6,175,000 vested options. As of the end of March 31, 2024, the total number of options outstanding and vested is 29,955,000 and unvested is 31,600,000.

At March 31, 2024, there was $960,000 in convertible notes that, if converted, would convert into 8,762,179 shares and 4,608,333 warrants.

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

Rent expense for the three months ending March 31, 2024, and 2023, were $25,977and $24,327, respectively. At March 31, 2024, future minimum lease payments due under existing leases are $60,637 which will be paid in the remainder of 2024.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Transactions

Related Party transactions with the Company are as follows:

1)	Short-term notes payable, convertible notes, and legacy liabilities issued to related parties are described in NOTE 6.
2)	A board resolution was passed on February 13, 2020, that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they receive less than full salaries.
3)	During the three month period ended March 31, 2024, the board approved an increase in salaries to two officers of the Company retroactive to August 1, 2023, in light of the fact that they are again accruing unpaid salaries. CEO Ben Slager is to receive $525,000 and CFO Anthony Santelli $325,000.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From April 1, 2024, to the date of this filing, the Company issued 140,000 warrants for services and cancelled 350,000 warrants.

From April 1, 2024, to the date of this filing, the Company issued convertible notes to related parties for $80,000 and to unrelated parties for $50,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by, and information currently available to, its management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that the Company desires to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; and other risks and uncertainties. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this financial statement identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

Business Overview

Blue Biofuels, Inc., was incorporated in Nevada on March 28, 2012, as Alliance Media Group Holdings, Inc. Since December 2013, Blue Biofuels, Inc. (the “Company”) has been a technology company focused on emerging technologies in renewable energy, biofuels, and lignin.

In early 2018, the Company’s chief executive officer (“CEO”) Ben Slager invented a new reactor technology with a higher yield and a continuous throughput in the Cellulose-to-Sugar process, or CTS, and the Company filed a process patent application for this technology. Mr. Slager has since further developed the system with the technical staff of the Company. The CTS patent was awarded in 2021 in the United States (U.S. Patent No. 10,994,255) and has subsequently been granted in Japan, Canada and El Salvador. The Company also filed this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has received one additional patent in the United States (U.S. Patent No. 11,484,858B2), for which it has also applied in all the above-mentioned jurisdictions. Further, the company has filed for 6 other patents in the United States which are currently pending.

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

Plan of Operation

In January 2024, the Company formed a 50-50 joint venture partnership with Vertimass called VertiBlue Fuels, LLC, that has the mission to build an ethanol-to-SAF facility in Florida with the initial goal to produce around 10 million gallons of Sustainable Aviation Fuel (SAF), and then expand SAF production to approximately 70 million gallon per year. VertiBlue Fuels plans to initially convert sugarcane ethanol, and then, when the Company’s CTS technology is fully commercialized, to build commercial CTS and ethanol facilities on the front-end to produce cellulosic SAF and generate the large D7 RIN and other government credits. The joint venture agreement requires that each party contribute $50,000 which has not yet been contributed by either party. In any event, commencing commercial production will require project financing.

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

From January 1, 2024, through the date of filing, 1,875,000 previously issued options vested. Using a Black-Scholes asset-pricing model, these agreements were valued at $251,290. During the three months ended March 31, 2024, the Company recognized additional stock based compensation of $27,958 in connection with modification of the exercise price of 6,175,000 vested options.

From January 1, 2024, through the date of filing, 483,333 warrants expired or were cancelled.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. As of March 31, 2024, the Company had a working capital deficit of $2,011,029 and had incurred accumulated losses of $56,783,652 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three month period ended March 31, 2024 to March 31, 2023

For the three and months ended March 31, 2024, the Company recognized $0 in revenue as opposed to $0 in 2023.

For the three months ended March 31, 2024, the Company’s general and administrative expenses decreased by $73,863 to $295,982 from $369,845 in 2023. This decrease is primarily the result of a $84,698 stock based compensation expense in 2023 versus $16,940 in 2024.

Interest expense increased in the quarter ended March 31, 2024 by $33,941 to $43,255 from $9,314 in 2023.

For the three months ended March 31, 2024, the Company recorded non-cash impairments of assets of $0 as compared to $369 in the first three months of 2023. This was the result of disposing and/or selling of laboratory assets no longer in use in 2023.

Research and development (R&D) costs for the quarter ended March 31, 2024, were $607,635, a decrease of $76,927 from $684,562 in 2023. The decrease in R&D expenses is primarily the result of equity-based compensation of $262,308 in 2024 versus $306,599 in 2023.

Liquidity and Capital Resources

Liquidity

As of March 31, 2024, the Company had $24,319 in cash, and total stockholders’ equity on March 31, 2024, was negative $4,219,012. As of December 31, 2023, the Company had $41,008 in cash, and total stockholders’ equity at December 31, 2023, was negative $3,561,082. Total debt, including convertible notes, accounts payable and other notes payable at March 31, 2024, together with interest payable thereon and legacy liabilities, was $5,196,231 an increase of $604,930 from December 31, 2023, where it stood at $4,591,301. This increase is primarily attributable to new convertible notes due and deferred wages to related parties. $2,738,132 of the remaining debt has been renegotiated to be payable out of future revenue or out of future profits and otherwise does not come due.

During the three months ended March 31, 2024, the Company’s net cash used in operating activities decreased by $353,255 to $255,864 from $609,119 in the three months ending March 31, 2023. This is primarily attributed to the increase in accounts payable and accrued liabilities of $328,184 in 2024 versus $19,559 in 2023, and the decrease in stock based compensation of 126,356 from 415,297 in the three months ending March 31, 2023, to 288,942 in 2024.

During the three months ended March 31, 2024, the Company’s investing activities used $20,825 in cash, as compared to $294,659 in the first three months of 2023. This can be primarily attributed to capitalizing $282,038 used to purchase machinery and equipment for a pilot plant in 2023, as compared to $0 in 2024.

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

As of the date of this filing, in 2024 the Company has raised $390,000 through the issuance of convertible notes and $0 through the issuance of shares and the exercise of warrants. The Company previously raised $16,963,625 in shares and $1,970,916 through converted notes and $1,180,000 in debt or convertible notes since inception. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

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

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	May 20, 2024

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	May 20, 2024

