Form 10-K/A
period 2023-12-31
BLUE BIOFUELS, INC.
filed 2024-07-24
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $29,189,366.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (July 18, 2024): 302,865,508.

Documents incorporated by reference: None

Audit Firm ID	Auditor Name	Auditor Location
444	Assure CPA, LLC	Spokane, WA

EXPLANATORY NOTE

Blue BioFuels, Inc. is filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 26, 2024. This Amendment is being filed to:

●	Add Item 1C Cyber Security;
●	Amend the wording of Item 9A to be compliant with Item 307 of Regulation S-K; and
●	Report a change in our registered public accounting firm.

This Form 10-K/A amends and restates only Part I, Items 1C, 9 and 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. No other Items of the previous Form 10-K filing have been amended or revised in this Form 10-K/A, and all such other Items shall be as set forth in such previous Form 10-K filing.

In addition, no other information has been updated for any subsequent events occurring after March 26, 2024, the date of filing of the Original Form 10-K.

2

ITEM 1C. CYBERSECURITY

The Company employs several strategies for assessing, identifying, and managing material risks from cybersecurity threats. Components of this strategy include the use of industry standard traffic monitoring tools, and training users to detect, report, and prevent unusual behavior.

Through our IT consulting firm, we employ continuous monitoring mechanisms to detect and respond to cybersecurity threats promptly. Regular reports are generated as needed for management and the board, providing insights into our cybersecurity posture, incidents, and remediation efforts. We conduct regular assessments and testing to ensure the effectiveness of these controls, especially those related to the protection of financial information. The implementation and management of these processes are integrated with the Company’s overall operational risk management processes that seeks to limit our exposure to unnecessary risks across our operations.

Our cybersecurity program is overseen by the Chief Financial Officer (CFO), who reports directly to the Chief Executive Officer (CEO) and updates the Board of Directors on cybersecurity matters.

Our employees receive regular training on cybersecurity best practices, emphasizing the protection of financial information. We foster a culture of cybersecurity awareness and responsibility throughout the organization.

We maintain a comprehensive incident response plan that outlines the steps to be taken in the event of a cybersecurity incident. This plan includes procedures for promptly reporting material incidents to the SEC, as required, and for communicating with affected stakeholders. Upon discovery of a cybersecurity incident, the identifying party immediately notifies the Company’s CFO. The CFO activates the incident response plan to include the following:

●	Gather preliminary information about the cybersecurity incident.

●	CFO notifies the CEO and the Board of Directors of the cybersecurity threat.

●	The CFO allocates resources for disclosure if determined to be a material cybersecurity event.

●	The CFO consults with cybersecurity consultants and other involved parties to identify the undesirable effects of the cybersecurity incident.

●	The CFO develops a recommendation for determination of materiality.

●	If disclosure is required, the material incident disclosure plan is executed by the CFO.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was a change in the Company’s independent registered accounting firm after the first quarter of 2023. There were no disagreements between the Company and either of its independent registered accounting firms on accounting or financial disclosure.

On May 3, 2024, the independent audit firm BF Borgers CPA PC (“BF Borgers”) utilized by the Company was denied the privilege of appearing or practicing before the Securities and Exchange Commission as a registered public accounting firm.

The report of BF Borgers on the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2023, and through May 3, 2024, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the consolidated financial statement for such years. During the fiscal year ended December 31, 2023, and through May 3, 2024, there have been no reportable events (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Registration S-K), except for the identified material weaknesses in its internal control over financial reporting as disclosed in the Company’s Annual Report.

On May 16, 2024, the Company engaged Assure CPA, LLC (“Assure”) to serve as the Company’s independent PCAOB-registered public accounting firm for purposes of auditing the Company’s financial statements for the periods ending December 31, 2023, and December 31, 2024, and reviewing the Company’s financial statements for the period ending March 31, 2024, and subsequent periods. The Company had no contact with Assure during the previous two years for any purpose.

3

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective as of December 31, 2023.

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	July 24, 2024

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	July 24, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	July 24, 2024

By	/s/ Anthony Santelli II
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	July 24, 2024

By	/s/ George D. Bolton
George D. Bolton
Director

Date	July 24, 2024

By	/s/ Charles F. Sills
Charles F. Sills
Director

Date	July 24, 2024

By	/s/ Peter Zimeri
Peter Zimeri
Director

Date	July 24, 2024

By	/s/ Edmund Burke
Edmund Burke
Director

Date	July 24, 2024

By	/s/ Chris Kneppers
Chris Kneppers
Director

5