Form 10-Q
period 2024-06-30
BLUE BIOFUELS, INC.
filed 2024-08-08
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,698,207.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (August 8, 2024): 303,178,008.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Financial Statements

Period Ended June 30, 2024

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$407,806	$41,008
Prepaid Expenses	32,489	35,750
TOTAL CURRENT ASSETS	440,295	76,758
Other Assets
Property and equipment, net of accumulated depreciation and amortization of $302,562 and $243,089 at June 30, 2024 and December 31, 2023, respectively	527,835	587,308
Security deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	32,436	81,091
Patents and Trademarks	274,611	254,786
TOTAL OTHER ASSETS	865,158	953,461
TOTAL ASSETS	$1,305,453	$1,030,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$20,280	$22,798
Accounts Payable - Related Party	72,670	72,670
Deferred Wages and Directors Fees - Related Party	1,376,312	828,312
Right of Use Lease Liability – Current	34,909	85,983
Convertible Notes Payable – Other	300,000	-
Convertible Notes Payable — Related Party	-	350,000
Interest Payable - Related Party	185,703	143,406
TOTAL CURRENT LIABILITIES	1,989,874	1,503,169
Long Term Liabilities
Convertible Notes Payable — Related Party	1,330,000	300,000
Convertible Notes Payable — Other	-	50,000
Legacy Notes Payable — Related Party	2,521,562	2,521,562
Legacy Notes Payable — Other	216,570	216,570
TOTAL LONG TERM LIABILITIES	4,068,132	3,088,132
TOTAL LIABILITIES	$6,058,006	$4,591,301

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 302,865,508 issued and outstanding at June 30, 2024, and 302,750,963 shares issued and outstanding at December 31, 2023.	302,865	302,751
Additional paid-in capital	52,277,057	51,972,947
Accumulated deficit	(57,332,475)	(55,836,780)
TOTAL STOCKHOLDERS’ DEFICIT	(4,752,553)	(3,561,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,305,453	$1,030,219

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Blue Biofuels, Inc

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-
Operating expense:
General and administrative	249,755	355,324	545,736	725,169
Research and development	291,389	762,714	899,025	1,447,276
Loss on disposal of assets	-	-	-	369
Total operating expenses	541,144	1,118,038	1,444,761	2,172,814

Loss from operations:	(541,144)	(1,118,038)	(1,444,761)	(2,172,814)

Other (income) expense:
Interest expense - related party	6,723	33,783	48,815	40,495
Interest expense - other	956	2,377	2,119	4,979
Total other (income) expense	7,679	36,160	50,934	45,474

Income (Loss) before provisions for income taxes	$(548,823)	$(1,154,198)	$(1,495,695)	$(2,218,288)
Provisions for income taxes	-	-	-	-
Net Income (Loss):	$(548,823)	$(1,154,198)	$(1,495,695)	$(2,218,288)

Net income (loss) per share basic and diluted	$(0.002)	$(0.004)	$(0.005)	$(0.007)

Weighted average common shares outstanding
Basic and Diluted	302,848,463	300,242,905	302,818,436	297,808,705

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2022	289,941,623	$289,942	$50,134,727	$(52,781,586)	$(2,356,917)
Issuance of common stock for services	140,000	140	23,860	-	24,000
Issuance of common stock and warrants for cash through PPM	3,884,998	3,885	578,865	-	582,750
Warrants exercised	5,450,148	5,450	66,800	-	72,250
Vesting of 2,385,000 options under the employee, director plan	-	-	391,297	-	391,297
Net Income (Loss)	-	-	-	(1,064,090)	(1,064,090)
Balance as of March 31, 2023	299,416,769	$299,417	$51,195,549	$(53,845,676)	$(2,350,710)
Issuance of common stock for services	34,194	34	5,266	-	5,300
Vesting of 2,000,000 options under the employee, director plan	-	-	245,732	-	245,732
Issuance of common stock and warrants for cash through PPM	633,334	633	94,389	-	95,022
Issuance of 314,000 warrants for services	-	-	42,634	-	42,634
Warrants exercised	500,000	500	24,500	-	25,000
Net Income (Loss)	-	-	-	(1,154,198)	(1,154,198)
Balance as of June 30, 2023	300,584,297	$300,584	$51,608,070	$(54,999,874)	$(3,091,220)

Balance as of December 31, 2023	302,750,963	$302,751	$51,972,947	$(55,836,780)	$(3,561,082)
Issuance of common stock for services	52,500	52	4,148	-	4,200
Issuance of 87,500 warrants for services	-	-	5,494	-	5,494
Vesting of 1,875,000 options and repricing of options under the employee, director plan	-	-	279,248	-	279,248
Net Income (Loss)	-	-	-	(946,872)	(946,872)
Balance as of March 31, 2024	302,803,463	$302,803	$52,261,837	$(56,783,652)	$(4,219,012)
Issuance of common stock for services	62,045	62	5,832	-	5,894
Issuance of 40,000 warrants for services	-	-	3,094	-	3,094
Issuance of 100,000 warrants for interest	-	-	6,518	-	6,518
Cancelling 350,000 warrants for services	-	-	(29,991)	-	(29,991)
Vesting of 1,050,000 options and repricing of options under the employee, director plan	-	-	29,767	-	29,767
Net Income (Loss)	-	-	-	(548,823)	(548,823)
Balance as of June 30, 2024	302,865,508	$302,865	$52,277,057	$(57,332,475)	$(4,752,553)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net Income (Loss)	$(1,495,695)	$(2,218,288)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	59,473	59,684
Stock based compensation for services	297,706	708,963
Issuance of warrants for interest	6,518	-
Extinguishment of debt	-	(50,000)
Loss on disposal of assets	-	369
Changes in operating assets and liabilities
Prepaid expenses	3,261	(17,998)
Interest payable - related party	42,297	26,580
Accounts payable	(4,937)	(20,367)
Deferred wages and directors fees - related party	548,000	330,470
Net cash used in operating activities	(543,377)	(1,180,587)

Cash flows from investing activities
Net purchase of property and equipment	-	(282,038)
Patent and trademark costs	(19,825)	(12,621)
Net cash used in investing activities	(19,825)	(294,659)

Cash flows from financing activities
Proceeds from exercise of warrants and options	-	97,250
Proceeds from the issuance of convertible notes - RP	680,000	550,000
Proceeds from the issuance of convertible notes - other	250,000	-
Proceeds from issuance of common stock	-	677,772
Net cash provided by financing activities	930,000	1,325,022

Net increase (decrease) in cash and cash equivalents	366,798	(150,224)

Cash and cash equivalents at beginning of the period	41,008	211,901
Cash and cash equivalents at end of the period	$407,806	$61,677

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of June 30, 2024, the Company has incurred accumulated losses of $57,332,475. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Operating results for the six months ended June 30, 2024, may not be indicative of full year 2024 results.

In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of June 30, 2024, and our results of operations, changes in stockholders’ deficit and cash flows for the six months ended June 30, 2024 and 2023.

Stock Based Compensation

The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance. Share-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, “Stock Compensation”. Share-based payments to consultants, service providers and other non-employees are accounted for in accordance with ASC Topic 718. Forfeitures are recognized as they occur.

Stock-based compensation resulting from the issuance of common stock is calculated by reference to the valuation of the stock on the date of issuance, the expense being recognized as the compensation is earned. Stock-based compensation expenses related to employee options and warrants granted to non-employees are recognized as the stock options and warrants are earned. The fair value of the stock options or warrants granted is estimated at the grant date, using the Black-Scholes option-pricing model, and the expense is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant. The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model on the basis of the fair value of the underlying common stock on the measurement date, adjusted for the unique characteristics of those equity instrument. The fair value of the common stock is determined by the then-prevailing closing market price. Expected volatility was based on the historical volatility of the Company’s closing day market price per share. The expected term of options and warrants was based upon the life of the option, and the risk-free rate used was based on the U.S. Treasury Daily Yield Curve Rate.

Research and Development

The Company expenses all research and development costs as incurred. For the six months ended June 30, 2024, and June 30, 2023, the amounts charged to research and development expenses were $899,025 and $1,447,276, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	June 30, 2024	December 31, 2023
Building and Improvements	15	$9,370	$9,370
Machinery and Equipment	10	795,606	795,606
Furniture and Fixtures	5	13,596	13,596
Computer Equipment	3	11,825	11,825
		$830,397	$830,397
Less Accumulated Depreciation		(302,562)	(243,089)
Property and Equipment		$527,835	$587,308

Total depreciation expense was $59,473 and $59,684 for the six months ended June 30, 2024 and June 30, 2023, repectively.

NOTE 5 – PATENTS AND TRADEMARKS

The Company has been granted one patent on its technology and one continuation patent, has filed for three others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees of $274,611 and $254,786 as of June 30, 2024 and December 31, 2023, respectively.

NOTE 6 – DEBT

Convertible Notes Payable – Related Parties

During 2023, the Company entered into several convertible note agreements with Chris Kneppers, a director of the Company, that had a combined balance of $460,000 as of December 31, 2023. These notes bore interest at 10% and were convertible into shares of the Company’s comment stock at rates that ranged from $0.13 to $0.25 per share. A portion of the notes were due to be paid or automatically converted in 2024. The remaining were to be paid when the Company completes a capital raise of at least $5.0 million.

During the six months ended June 30, 2024, the Company borrowed an additional $680,000 from Mr. Kneppers. These notes were non-interest bearing and were initially due 13 months after issuance. On June 22, 2024, the terms of all of the convertible notes due to Mr. Kneppers were modified. Under the modification, the notes are now payable on the earliest of the date on which the Company (1) uplists to the Nasdaq or NYSE; (2) receives $5 million in equity financing; or (3) begins generating revenue from its first facility.

Accrued interest on Mr. Kneppers notes was $35,151 at December 31, 2023. An additional $11,500 was recognized during the three months ended March 31, 2024 and the payable balance is $46,651 at June 30, 2024. In connection with modification of the terms of all of Mr. Kneppers notes, interest stopped accruing on March 31, 2024. In lieu of interest, the Company will pay Mr. Kneppers 100% of the outstanding loan balance due him contingent upon the financing of the first plant. All interest and loan amounts automatically come due upon a change of control of the Company or if the Company files for bankruptcy under Chapter 11 or Chapter 7.

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

Convertible Notes Payable – Other

During the six-months ended June 30, 2024, the Company issued convertible notes to 4 different individuals totaling $250,000. These notes carry no interest and may be prepaid at anytime, but are convertible, at the option of the lender, into common shares of the Company at 8 cents per share plus a warrant with a strike price of 10 cents per share and a 5-year expiration for a total of 3,125,000 shares and warrants. These are due 13 months after issuance, and automatically convert if not paid.

In December 2023, the Company issued a convertible note to one individual for $50,000. This note carries no interest and may be prepaid at anytime, but are convertible, at the option of the lender, into common shares of the Company at 8 cents per shares plus a warrant with a strike price of 10 cents per share and a 5-year expiration for a total of 625,000 shares and warrants. These are due 13 months after issuance and automatically convert if not paid.

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

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	June 30, 2024	December 31, 2023
Short Term Convertible Note – Related Party	$-	$350,000
Short Term Convertible Notes — Other	300,000	-
Long Term Convertible Notes — Other	-	50,000
Long Term Convertible Notes Payable – Related Party	1,330,000	300,000
Long Term Notes Payable from future revenue — Related Party	200,630	200,630
Long Term Notes Payable from future revenue — Other	120,000	120,000
Long-Term Notes Payable expiring on September 18, 2024 — Related Party	2,320,932	2,320,932
Long Term Notes Payable expiring on September 18, 2024 — Other	96,570	96,570
TOTAL NOTES	$4,368,132	$3,438,132

Of the $4,368,132 payable as of June 30, 2024, none is payable in cash at a specific point in time. $1,330,000 is due only after achieving certain milestones. $320,630 is due out of future revenue with no specific due date. $2,417,502 will be discharged if not paid by September 18, 2024, which is 5 years after the Company exited bankruptcy. And $300,000 of short-term notes due to unrelated parties automatically converts into equity if not repaid within 13 months of issue.

At June 30, 2024, $490,000 in convertible notes that, if converted, would convert into 5,211,538 shares and 3,750,000 warrants.

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1 billion of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of June 30, 2024, the Company had 302,865,508 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

For the six months ended June 30, 2024 and 2023, the Company issued an aggregate of 114,545 and 174,194 shares, respectively, of its common stock for services valued at $10,094 and $29,300, respectively.

Warrants: At December 31, 2023, 24,015,976 warrants were outstanding. During the six-month period ended June 30, 2024 and 2023, 127,500 and 314,000 warrants were issued for services and, in the 2024 period, 100,000 for interest. Using a Black-Scholes asset pricing model, these warrants had a total value of $15,106 and $42,634, respectively. In addition, 1,236,938 warrants expired and 350,000 cancelled in the six-month period ended June 30, 2024. Remaining warrants outstanding are 22,656,538, have a weighted average exercise price of $0.22, and a weighted average remaining term of 3.0 years.

Stock Options: During the six-month period ended June 30, 2024 and 2023, the Company recognized $309,015 and $637,029 of stock based compensation, respectively, in connection with stock options issued in prior periods. A portion of the of the expense recognized during the 2024 period was a result of modifications to outstanding stock options to reduce exercise prices. As of the end of June 30, 2024, the total number of options outstanding and vested is 61,430,000 and 30,980,000 , respectively. The weighted average exercise price of outstanding and vested options is $0.12 and $0.12, respectively. The weighted average remaining life of outstanding and vested options is 6.7 years and 5.9 years, respectively. At June 30, 2024, outstanding options had an intrinsic value of $42,000.

The stock compensation associated with warrants and options issued or modified during the six months ended June 30, 2024, were valued on the date of issuance or modification. The following assumptions were used in calculations of the Black-Scholes option pricing models for warrant- and option-based stock compensation in the six months ended June 30, 2024:

	1/2/24	1/8/24	3/28/24	4/25/24	4/26/24
Risk-free interest rate	3.93%	4.01%	4.20%	4.70%	4.68%
Expected life	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%
Expected volatility	91.92%	92.01%	89.73%	113.65%	113.72%
BIOF common stock fair value	$0.083	$0.095	$0.105	$0.095	$0.086

5/24/24
Risk-free interest rate	4.49%
Expected life	7 years
Expected dividends	0%
Expected volatility	113.10%
BIOF common stock fair value	$0.061

At June 30, 2024, remaining compensation to be recognized future vesting of stock options is approximately $4.0 million of which approximately $0.1 million will vest over the next 0.6 years and approximately $3.9 million will vest upon the probability of achieving performance milestone criteria

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Rent expense for the six months ending June 30, 2024, and 2023, were $108,168 and $108,893, respectively. At June 30, 2024, future minimum lease payments due under existing leases are $35,346 which will be paid in the remainder of 2024.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Transactions

Related Party transactions with the Company are as follows:

1)	Short-term notes payable, convertible notes, and legacy liabilities issued to related parties are described in NOTE 6.
2)	A board resolution was passed on February 13, 2020, that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they receive less than full salaries.
3)	During the six-month period ended June 30, 2024, the board approved an increase in salaries to two officers of the Company retroactive to August 1, 2023, in light of the fact that they are again accruing unpaid salaries. CEO Ben Slager is to receive $525,000 and CFO Anthony Santelli $325,000.The impact of the increase is included in net loss during the six month period ended June 30, 2024.
4)	In June 2024, the board approved a partial anti-dilution compensation for CEO Ben Slager, CFO Anthony Santelli, and Director Chris Kneppers, to be paid in restricted stock units and options of 4%, 3%, and 3%, respectively, of the equity and warrants granted to investors on the next $50 million in equity raised into the Company or its subsidiaries. This is compensation for their deferring salary or lending funds to the Company until such raise(s) is affected. These restricted share units will be issued as the Company raises capital through sale of its common stock.
5)	As of 4/1/2024, interest is no longer accruing on back pay and directors fees. In lieu of interest, the Company will pay an additional $25,000 to each director contingent upon the financing of the first plant or the successful uplisting to the NYSE or Nasdaq. Similarly, a performance bonus equal to 100% of the outstanding back pay balance due to Officers Ben Slager and Anthony Santelli shall be paid contingent upon the financing of the first plant. These amounts automatically come due upon a Change of Control or if the Company files for bankruptcy under Chapter 11 or Chapter 7.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From July 1, 2024, to the date of this filing, the Company issued 312,500 shares and 312,500 warrants for the conversion of a $25,000 Note to an unrelated party. The warrants have a 5-year life from the date of investment and a strike price of $0.10 per share.

The Company issued 50,000 warrants for interest to a related party. The warrants have a 5-year life from the date of issuance and a strike price of $0.15 per share. They have a fair value of $3,431.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition, the Company has licensed the patented Vertimass Process that is a single-step process that converts ethanol into sustainable aviation fuel (SAF) and other renewable biofuels including bio-gasoline. The license agreement with Vertimass is the subject to a confidentiality agreement between the parties.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.38 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2024 calls for 21.54 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 6.54 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.40 per gallon of ethanol. For comparison, the D6 RIN for corn ethanol is $0.67. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

Capital Formation

From January 1, 2024, through the date of filing, the Company issued an aggregate of 114,545 shares of its common stock for services valued at $10,094.

From January 1, 2024, through the date of filing, the Company issued an aggregate of 127,500 warrants for services valued at $8,588 and 150,000 warrants for interest valued at $9,949.

From January 1, 2024, through the date of filing, 2,925,000 previously issued options vested. During the six months ended June 30, 2024, the Company recognized additional stock-based compensation of $146,509 in connection with modification of the exercise price of 7,475,000 vested options.

From January 1, 2024, through the date of filing, 1,586,938 warrants expired or were cancelled.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. As of June 30, 2024, the Company had a working capital deficit of $1,549,579 and had incurred accumulated losses of $57,332,475 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three and six month period ended June 30, 2024 to June 30, 2023

For the three and six months ended June 30, 2024, the Company recognized $0 in revenue as opposed to $0 in 2023.

For the three months ended June 30, 2024, the Company’s general and administrative expenses decreased by $105,569 to $249,755 from $355,324 in 2023. This decrease is primarily the result of a $28,781 stock-based compensation expense in 2024 versus $84,684 in 2023, and professional fees declining to $17,154 in 2024 from $74,244 in 2023.

For the six months ended June 30, 2024, the Company’s general and administrative expenses decreased by $179,433 to $545,736 from $725,169 in 2023. This decrease is primarily the result of $45,721 stock-based compensation expense in 2024 versus $169,382 in 2023, and professional fees declining to $78,094 in 2024 from $129,771 in 2023.

Interest expense decreased in the quarter ended June 30, 2024 by $28,482 to $7,679 from $36,160 in 2023. Interest expense increased in the six-month period ended June 30, 2024 by $5,459 to $50,934 from $45,474.

Research and development (R&D) costs for the quarter ended June 30, 2024, were $291,389, a decrease of $471,325 from $762,714 in 2023. The decrease in R&D expenses is primarily the result of bonuses of $0 in 2024 versus $261,655 in 2023, and equity-based compensation of $985 in 2024 versus $161,048 in 2023.

Research and development (R&D) costs for the six months ended June 30, 2024 were $899,025, a decrease of $548,251 from $1,447,276 in 2023. The decrease in R&D expenses is primarily the result of a decrease in bonuses to $0 from $276,930 in 2023, and equity-based compensation of $263,293 from $467,646 in 2023.

Liquidity and Capital Resources

Liquidity

As of June 30, 2024, the Company had $407,806 in cash, and total stockholders’ equity on June 30, 2024, was negative $4,752,553. As of December 31, 2023, the Company had $41,008 in cash, and total stockholders’ deficit at December 31, 2023, was $3,561,082. Total debt, including convertible notes, accounts payable and other notes payable at June 30, 2024, together with interest payable thereon and legacy liabilities, was $6,058,006 an increase of $1,466,705 from December 31, 2023, where it stood at $4,591,301. This increase is primarily attributable to new convertible notes due and deferred wages to related parties. $2,738,132 of the remaining debt has been renegotiated to be payable out of future revenue or out of future profits and otherwise does not come due.

During the six months ended June 30, 2024, the Company’s net cash used in operating activities decreased by $637,210 to $543,377 from $1,180,587 in the six months ending June 30, 2023. This is primarily attributed to the increase in accounts payable and accrued liabilities of $237,412 to $543,377 in 2024 versus $308,070 in 2023 as well as a reduction in overall expenses attributed to the completion of the pilot plant in the first half of 2023 versus its testing in 2024.

During the six months ended June 30, 2024, the Company’s investing activities used $19,825 in cash, as compared to $294,659 in the first six months of 2023. This can be primarily attributed to capitalizing $282,038 used to purchase machinery and equipment for a pilot plant in 2023, as compared to $0 in 2024.

During the six months ended June 30, 2024, the Company generated an aggregate of $930,000 through its financing activities versus $1,325,022 in the six months ended June 30, 2023, which is a decrease of $395,022. This decrease from the prior year can primarily be attributed to net proceeds of $677,772 for the issuance of common stock in 2023 and $97,250 from the exercise of warrants and options, versus $0 for both in 2024, partially offset by an increase of $380,000 in the issuance of Convertible Notes in 2024 to $930,000 versus $550,000 in 2023.

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

As of the date of this filing, in 2024 the Company has raised $930,000 through the issuance of convertible notes and $0 through the issuance of shares and the exercise of warrants. The Company previously raised $16,963,625 in shares and $1,970,916 through converted notes and $700,000 in debt or convertible notes since inception. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of June 30, 2024, shareholders’ deficit was $4,752,553.

There were 302,865,508 shares of common stock issued and outstanding as of June 30, 2024.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, there are no material claims or suits whose outcomes could have a material effect on the Company’s financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2024, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Vestech Securities	01/26/24	Common Stock	52,500	Professional Services
Tito Sanchez	04/25/24	Common Stock	62,045	Professional Services
Steven Sadaka	07/01/24	Common Stock	312,500	Note Conversion

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

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	August 8, 2024

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	August 8, 2024

