Form 10-Q
period 2024-09-30
BLUE BIOFUELS, INC.
filed 2024-11-04
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2024

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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (November 1, 2024): 305,678,008.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Financial Statements

Period Ended September 30, 2024

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$149,366	$41,008
Prepaid Expenses	66,989	35,750
TOTAL CURRENT ASSETS	216,355	76,758
Other Assets
Property and Equipment, net of accumulated depreciation and amortization of $332,224 and $243,089 at September 30, 2024 and December 31,2023, respectively	498,173	587,308
Security Deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	460,242	81,091
Patents and Trademarks	284,017	254,786
TOTAL OTHER ASSETS	1,272,708	953,461
TOTAL ASSETS	$1,489,063	$1,030,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$9,134	$22,798
Accounts Payable - Related Party	72,670	72,670
Deferred Wages and Directors Fees - Related Party	1,546,937	828,312
Right of Use Lease Liability - Current	69,958	85,983
Convertible Notes Payable — Other	75,000	-
Convertible Notes Payable — Related Party	-	350,000
Interest Payable - Related Party	185,703	143,406
TOTAL CURRENT LIABILITIES	1,959,402	1,503,169
Long Term Liabilities
Right of Use Lease Liability - Long Term	390,968	-
Notes Payable – Related Party	1,140,000	-
Convertible Notes Payable — Related Party	190,000	300,000
Convertible Notes Payable — Other	-	50,000
Legacy Notes Payable — Related Party	200,630	2,521,562
Legacy Notes Payable — Other	120,000	216,570
TOTAL LONG TERM LIABILITIES	2,041,598	3,088,132
TOTAL LIABILITIES	4,001,000	4,591,301

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 305,678,008 issued and outstanding at September 30, 2024, and 302,750,963 shares issued and outstanding at December 31, 2023.	305,678	302,751
Additional paid-in capital	52,648,779	51,972,947
Accumulated deficit	(55,466,394)	(55,836,780)
TOTAL STOCKHOLDERS’ DEFICIT	(2,511,937)	(3,561,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,489,063	$1,030,219

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Blue Biofuels, Inc

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-
Operating expense:
General and administrative	236,981	219,160	781,718	943,953
Research and development	410,805	293,674	1,309,829	1,741,318
Loss on disposal of assets	-	-	1,000	369
Total operating expenses	647,786	512,834	2,092,547	2,685,640

Loss from operations:	(647,786)	(512,834)	(2,092,547)	(2,685,640)

Other (income) expense:
Grants income	(100,000)	(206,500)	(100,000)	(206,500)
Gain on extinguishment of debt	(2,417,502)	-	(2,417,502)	-
Interest expense - related party	3,429	23,218	52,244	63,712
Interest expense - other	206	2,443	2,325	7,431
Total other (income) expense	(2,513,867)	(180,839)	(2,462,933)	(135,357)

Income (Loss) before provisions for income taxes	1,866,081	(331,995)	370,386	(2,550,283)
Provisions for income taxes	-	-	-
Net Income (Loss):	$1,866,081	$(331,995)	$370,386	$(2,550,283)

Net income (loss) per basic share	$0.006	$(0.001)	$0.001	$(0.008)

Net income (loss) per share, fully diluted	$0.006	$(0.001)	$0.001	$(0.008)

Weighted average common shares outstanding
Basic	303,143,362	299,750,654	302,938,045	299,750,654
Diluted	316,851,770	299,750,654	317,159,087	299,750,654

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2022	289,941,623	$289,942	$50,134,727	$(52,781,586)	$(2,356,917)
Issuance of common stock for services	140,000	$140	$23,860	-	$24,000
Issuance of common stock and warrants for cash through PPM	3,884,998	3,885	578,865	-	582,750
Warrants exercised	5,450,148	5,450	66,800	-	72,250
Vesting of 2,385,000 options under the employee, director plan	-	-	391,297	-	391,297
Net Income (Loss)	-	-	-	$(1,064,090)	$(1,064,090)
Balance as of March 31, 2023	299,416,769	$299,417	$51,195,549	$(53,845,676)	$(2,350,710)
Issuance of common stock for services	34,194	34	5,266	-	5,300
Vesting of 2,000,000 options under the employee, director plan	-	-	245,732	-	245,732
Issuance of common stock and warrants for cash through PPM	633,334	633	94,389	-	95,022
Issuance of 314,000 warrants for services	-	-	42,634	-	42,634
Warrants exercised	500,000	500	24,500	-	25,000
Net Income (Loss)	-	-	-	(1,154,199)	(1,154,199)
Balance as of June 30, 2023	300,584,297	$300,584	$51,608,069	$(54,999,875)	$(3,091,221)
Issuance of 50,000 warrants for services	-	-	5,813	-	5,813
Issuance of common stock and warrants for cash through PPM	2,166,666	2,167	322,833	-	325,000
Net Income (Loss)				(331,995)	(331,995)
Balance as of September 30, 2023	302,750,963	302,751	$51,936,715	$(55,331,870)	$(3,092,403)

Balance as of December 31, 2023	302,750,963	$302,751	$51,972,947	$(55,836,780)	$(3,561,082)
Issuance of common stock for services	52,500	52	4,148	-	4,200
Issuance of 87,500 warrants for services	-	-	5,494	-	5,494
Vesting of 1,875,000 options and repricing of options under the employee, director plan	-	-	279,248	-	279,248
Net Income (Loss)	-	-	-	(946,872)	(946,872)
Balance as of March 31, 2024	302,803,463	$302,803	$52,261,837	$(56,783,652)	$(4,219,012)
Issuance of common stock for services	62,045	62	5,832	-	5,894
Issuance of 40,000 warrants for services	-	-	3,094	-	3,094
Issuance of 100,000 warrants for interest	-	-	6,518	-	6,518
Cancelling 350,000 warrants for services	-	-	(29,991)	-	(29,991)
Vesting of 1,050,000 options and repricing of options under the employee, director plan	-	-	29,767	-	29,767
Net Income (Loss)	-	-	-	(548,823)	(548,823)
Balance as of June 30, 2024	302,865,508	$302,865	$52,277,057	$(57,332,475)	$(4,752,553)
Issuance of 50,000 warrants for services	-	-	3,256	-	3,256
Issuance of 50,000 warrants for interest	-	-	3,429	-	3,429
Repricing of warrants for services	-	-	7,863	-	7,863
Vesting of 1,100,000 options under the employee, director plan			134,987		134,987
Issuance of shares on the conversion of debt	2,812,500	2,813	222,187	-	225,000
Net Income (Loss)	-	-	-	1,866,081	1,866,081
Balance as of September 30, 2024	305,678,008	$305,678	$52,648,779	$(55,466,394)	$(2,511,937)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net income (loss)	$370,386	$(2,550,283)
Reconciliation of net income (loss) to net cash used in operating activities
Depreciation and amortization	89,135	89,526
Stock based compensation for services	443,811	714,774
Issuance of warrants for interest	9,947	-
Gain on extinguishment of debt	(2,417,502)	-
Loss on disposal of assets	1,000	369
Changes in operating assets and liabilities
Prepaid expenses	(31,239)	4,910
Grants receivable	-	(130,835)
Interest payable - related party	42,297	43,986
Accounts payable and accrued liabilities	(13,664)	(36,436)
Deferred wages and directors’ fees — related party	718,625	366,986
Right of use lease	(4,209)	2,525
Net cash used in operating activities	(791,412)	(1,494,478)

Cash flows from investing activities
Net purchase of property and equipment	-	(282,038)
Patent and trademark costs	(30,230)	(25,744)
Net cash used in investing activities	(30,230)	(307,782)

Cash flows from financing activities
Repayment of debt	-	(50,000)
Proceeds from exercise of warrants and options	-	97,250
Proceeds from the issuance of convertible notes - RP	680,000	625,000
Proceeds from the issuance of convertible notes - other	250,000	-
Proceeds from issuance of common stock	-	1,002,772
Net cash provided by financing activities	930,000	1,675,022

Net increase (decrease) in cash and cash equivalents	108,358	(127,238)

Cash and cash equivalents at beginning of the period	41,008	211,901
Cash and cash equivalents at end of the period	$149,366	$84,663

Non-cash Financing and Investing Activities
Recognition of Operating lease liability and right-of-use asset	$452,132	$-
Conversion of convertible debenture to common stock	$225,000	$-

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of September 30, 2024, the Company has incurred accumulated losses of $55,466,394. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Operating results for the nine months ended September 30, 2024, may not be indicative of full year 2024 results.

In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of September 30, 2024, and our results of operations, changes in stockholders’ equity (deficit) and cash flows for the nine months ended September 30, 2024 and 2023.

Stock Based Compensation

The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance. Share-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of Financial Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”. Share-based payments to consultants, service providers and other non-employees are accounted for in accordance with ASC Topic 718. Forfeitures are recognized as they occur.

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

Research and Development

The Company expenses all research and development costs as incurred. For the three and nine months ended September 30, 2024, the amounts charged to research and development expenses were $410,805 and $1,309,829, respectively. For the three and nine months ended September 30, 2023, the amounts charged to research and development expenses were $293,674 and $1,741,318, respectively.

Net Income (Loss) per Common Share:

Basic net earnings per share amounts have been calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted earnings per share has been calculated using the weighted-average number of common shares plus the potentially dilutive effect of securities such as common stock that potentially could be issued upon the conversion of convertible notes or upon the exercise of outstanding options and warrants. The computation of potential common shares has been performed using the treasury stock method.

Dilutive options and warrants totaling 13,708,408 and 14,221,042 for the three and nine months ended September 30, 2024, respectively, were included in diluted weighted average shares due to various options and warrants having their exercise prices lower than the average trading price of the Company’s common stock for the periods. For the three and nine months ended September 30, 2023, due to net losses, all potential dilutive securities are antidilutive.

Grant Income

Government grants income is recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. A grant receivable is recognized for expenses or losses already incurred but for which grant funding has not yet been received. Grant funding received in excess of expenses or losses incurred is recognized as deferred revenue.

The Company has adopted the disclosure requirements of Accounting Standards Codification (“ASC”) 832 Government Assistance.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	September 30, 2024	December 31, 2023
Building and Improvements	15	$9,370	$9,370
Machinery and Equipment	10	795,606	795,606
Furniture and Fixtures	5	13,596	13,596
Computer Equipment	3	11,825	11,825
		$830,397	$830,397
Less Accumulated Depreciation		(332,224)	(243,089)
Property and Equipment		$498,173	$587,308

Total depreciation expense was $89,135 and $89,526 for the nine months ended September 30, 2024 and September 30, 2023, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The Company has been granted one patent on its technology and one continuation patent, has filed for three others that are pending, and has also applied for international patents. The Company has capitalized the legal and filing fees of $284,017 and $254,786 as of September 30, 2024 and December 31, 2023, respectively.

NOTE 6 – DEBT

Convertible Notes Payable – Related Parties

During 2023, the Company entered into several convertible note agreements with Chris Kneppers, a director of the Company, that had a combined balance of $460,000 as of December 31, 2023. These notes bore interest at 10% and were convertible into shares of the Company’s common stock at rates that ranged from $0.13 to $0.25 per share. A portion of the notes were due to be paid or automatically converted in 2024. The remaining were to be paid if the Company completed a capital raise of at least $5.0 million.

In the first half of 2024, the Company borrowed an additional $680,000 from Mr. Kneppers. These notes were non-interest bearing and were initially due 13 months after issuance. On June 22, 2024, the terms of all of the convertible notes due to Mr. Kneppers were modified. Under the modification, the notes are now payable on the earliest of the date on which the Company (1) uplists to the Nasdaq or NYSE; (2) receives $5 million in equity financing; or (3) begins generating revenue from its first facility.

Accrued interest on Mr. Kneppers notes was $35,151 at December 31, 2023. An additional $11,500 was recognized during the three months ended March 31, 2024 and the payable balance is $46,651 at September 30, 2024. In connection with modification of the terms of all of Mr. Kneppers notes, interest stopped accruing on March 31, 2024. In lieu of interest, the Company will pay Mr. Kneppers 100% of the outstanding loan balance due him contingent upon the financing of the first plant. All interest and loan amounts automatically come due upon a change of control of the Company or if the Company files for bankruptcy under Chapter 11 or Chapter 7.

On November 11, 2023, and also on July 7, 2023, the Company entered into two long-term convertible notes with board member Edmund Burke, with a total principal balance of $15,000 and $25,000, respectively, that are to be repaid when the Company receives an equity investment of at least $3 million. Otherwise, the notes accrue warrants, with a strike price of 15 cents and an expiration of 5 years, at the rate of 50,000 and 30,000 respectively every 12 months instead of interest, with a minimum of 80,000 warrants. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 307,692 shares.

In April 2023, the Company entered into a long-term convertible note with board member Edmund Burke, with a principal balance of $150,000, that is to be repaid when the Company receives an equity investment of at least $1.5 million. Otherwise, the note accrues warrants, with a strike price of 15 cents and an expiration of 5 years, at the rate of 100,000 every 6 months instead of interest. The note may convert into common stock at $0.13/share at the option of the holder for a total of 1,153,846 shares.

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

Between November 30, 2018 and December 14, 2018, the Company entered into agreements to renegotiate various debts owed to founders and related parties. These agreements were subject to the Bankruptcy Court’s plan confirmation (the Plan). The Plan, which was confirmed by the Court on September 18, 2019, indicated that the debt to Mark Koch shall be $240,990; the debt to Animated Family Films $579,942; and the debt to Steven Dunkle, CTWC, & Wellington Asset Holdings $1.5 million. In accordance with the terms of the Plan, all these notes were discharged on the five year anniversary of the Court’s confirmation - September 18, 2024. The Company recognized a gain on the extinguishment of debt of $2,417,502 during the three and nine month periods ended September 30, 2024. No balance associated with these notes remains due.

Convertible Notes Payable – Other

In the first half of 2024, the Company had issued convertible notes to 4 different individuals totaling $250,000. These notes carry no interest and may be prepaid at anytime, but are convertible, at the option of the lender, into common shares of the Company at 8 cents per share plus a warrant with a strike price of 10 cents per share and a 5-year expiration for a total of 3,125,000 shares and warrants. During the three-month period ended September 30, 2024, $225,000 of these notes converted into 2,812,500 shares of the Company’s common stock and 2,812,500 warrants (see Note 7).

In December 2023, the Company issued a convertible note to one individual for $50,000. This note carries no interest and may be prepaid at anytime, but are convertible, at the option of the lender, into common shares of the Company at 8 cents per shares plus a warrant with a strike price of 10 cents per share and a 5-year expiration for a total of 625,000 shares and warrants.

At September 30, 2024, the balance of convertible notes payable – other is $75,000. The notes are due in the first quarter of 2025, or automatically convert in accordance with terms if not paid.

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

A summary of all debts indicated in the Notes above is as follows:

Notes Payable	September 30, 2024	December 31, 2023
Short Term Convertible Note – Related Party	$-	$350,000
Short Term Convertible Notes — Other	75,000	-
Long Term Convertible Notes — Other	-	50,000
Long Term Convertible Notes Payable – Related Party	190,000	300,000
Long-Term Notes Payable – Related Party	1,140,000	-
Long Term Notes Payable from future revenue — Related Party	200,630	200,630
Long Term Notes Payable from future revenue — Other	120,000	120,000
Long-Term Notes Payable expiring on September 18, 2024 — Related Party	-	2,320,932
Long Term Notes Payable expiring on September 18, 2024 — Other	-	96,570
TOTAL NOTES	$1,725,630	$3,438,132

Of the $1,725,630 payable as of September 30, 2024, none is payable in cash at a specific point in time. $1,330,000 is due only after achieving certain milestones. $320,630 is due out of future revenue with no specific due date. $75,000 of short-term notes due to unrelated parties automatically converts into equity if not repaid within 13 months of issue.

At September 30, 2024, there are $265,000 in convertible notes that, if converted, would convert into 2,399,038 shares and 937,500 warrants.

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of capital stock, which the Company has authority to issue, is 1,010 million, 1 billion of which are designated as common stock at $0.001 par value (the “Common Stock”) and 10 million of which are designated as preferred stock par value $0.001 (the “Preferred Stock”). As of September 30, 2024, the Company had 305,678,008 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued. Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company has yet to designate any rights, preferences and privileges for any of its authorized Preferred Stock.

During the nine months ended September 30, 2024 and 2023, the Company issued an aggregate of 114,545 and 174,194 shares, respectively, of its common stock for services with a fair value based on the trading price of the Company’s stock on the date of issuance of $10,094 and $29,300, respectively.

During the nine months ended September 30, 2024 in connection with the conversion of debt with a balance of $225,000, the Company issued 2,812,500 share of its common stock and 2,812,500 warrants with an exercise price $0.10 and term of five years. See Note 6.

Warrants:

During the nine-month period ended September 30, 2024 and 2023, the Company issued 177,500 and 364,000 warrants for services with a fair value of $11,844 and $48,447, respectively. During the nine month period ended September 30, 2024 and 2023, the Company issued 150,000 and nil warrants for interest with a fair value of $9,947 and $nil, respectively, on a convertible notes payable to a related party (see Note 6). The fair value of these warrants was determined using the Black-Scholes pricing model.

A summary of warrant activity for the year ended December 31, 2023 and nine months ended September 30, 2024 is as follows:

Warrants
Outstanding, December 31, 2022	24,388,458
Issued in connection with:
Services	614,000
Debt-related interest and financing costs	180,000
Private Placement	6,684,998
Exercised	(5,450,148)
Expired or cancelled	(2,401,332)
Outstanding December 31, 2023	24,015,976
Issued in connection with:
Services	177,500
Debt-related interest and financing costs	150,000
Debt conversion	2,812,500
Exchanged for stock option	1,250,000
Expired or cancelled	(3,397,981)
Outstanding, September 30, 2024	25,007,995

Warrants outstanding at September 30, 2024 have a weighted average exercise price of $0.22 and a weighted average remaining term of 3.4 years.

Stock Options:

During the nine-month period ended September 30, 2024 and 2023, the Company recognized $444,002 and $637,029 of stock based compensation, respectively. Of this amount in 2024, $140,768 related to the repricing of certain stock options to a lower exercise price.

A summary of option activity for the year ended December 31, 2023 and nine months ended September 30, 2024 is as follows:

Options
Outstanding, December 31, 2022	51,080,000
Granted	18,150,000
Exercised	(500,000)
Expired or Forfeited	(7,175,000)
Outstanding December 31, 2023	61,555,000
Granted	3,000,000
Exercised	-
Exchanged for warrants	(1,250,000)
Expired or Forfeited	-
Outstanding, September 30, 2024	63,305,000
Vested, September 30, 2024	30,955,000

The weighted average exercise price of outstanding and vested options is $0.08 and $0.11, respectively. The weighted average remaining life of outstanding and vested options is 6.6 years and 5.8 years, respectively. At September 30, 2024, outstanding vested options had an intrinsic value of $951,718, and the total intrinsic value of all options is $3,050,283.

At September 30, 2024, remaining compensation to be recognized as future vesting of stock options is approximately $4.2 million of which approximately $0.1 million will vest over the next year and approximately $4.1 million will vest upon the probability of achieving performance milestone criteria.

Black Scholes Model Variables:

The fair value associated with warrants and options issued or modified during the nine months ended September 30, 2024 were valued on the date of issuance or modification. The following assumptions were used in calculations of the Black-Scholes option pricing models for determining the fair value of warrants and stock options in the nine months ended September 30, 2024:

Date of Grant/Repricing:	1/2/24	1/8/24	3/28/24	4/25/24	4/26/24
Risk-free interest rate	3.93%	4.01%	4.20%	4.70%	4.68%
Expected life	5 years	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%	0%
Expected volatility	91.92%	92.01%	89.73%	113.65%	113.72%
BIOF common stock fair value	$0.083	$0.095	$0.105	$0.095	$0.086

Date of Grant/Repricing:	5/24/24	7/1/24	7/5/24	7/31/24	8/7/24	9/24/24
Risk-free interest rate	4.49%	4.44%	4.22%	4.29%	4.00%	3.74%
Expected life	7 years	5 years	5 years	2 years	2 years	10 years
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	113.10%	113.42%	113.40%	112.87%	112.58%	112.81%
BIOF common stock fair value	$0.061	$0.080	$0.090	$0.073	$0.070	$0.110

The following assumptions were used in calculations of the Black-Scholes option pricing models for determining the fair value of warrants and stock options in the nine months ended September 30, 2023:

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

Leases

The Company currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheet. During the three month period ended September 30, 2024, the Company renewed the leases when they expired. The new lease has a term of five years and has escalating monthly payments range from $9,100 to $10,242. At inception, the lease was classified as an operating lease and the Company recorded a ROU lease asset and liability of $452,132 and $452,132, respectively, at a discount rate of 10%. Rent expense for the nine months ending September 30, 2024, and 2023 were $140,926 and $183,536, respectively, which is expensed as part of G&A in the statement of operations.

At September 30, 2024, minimum lease payments to be paid by the Company are as follows:

Remainder of 2024	$18,200
2025	109,751
2026	113,043
2027	116,435
2028	119,928
2029	102,426
Total lease payments	579,783
Less imputed interest	(118,857)
Present value of lease liabilities	460,926
Current portion	(69,958)
Long term portion	$390,968

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party transactions with the Company are as follows:

1)	Short-term notes payable, convertible notes, and legacy liabilities issued to related parties are described in NOTE 6.
2)	A board resolution was passed on February 13, 2020 that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they receive less than full salaries.
3)	During the nine-month period ended September 30, 2024, the board of directors approved an increase in salaries to two officers of the Company retroactive to August 1, 2023, in light of the fact that they are again accruing unpaid salaries. CEO Ben Slager is to receive annual salary of $525,000 and CFO Anthony Santelli $325,000. The impact of the increase is included in net income during the nine month period ended September 30, 2024.
4)	In June 2024, the board of directors approved a partial anti-dilution compensation for CEO Ben Slager, CFO Anthony Santelli, and Director Chris Kneppers to be paid in restricted stock units and options of 4%, 3%, and 3%, respectively, of the equity and warrants granted to investors on the next $50 million in equity raised into the Company or its subsidiaries. This is compensation for their deferring salary or lending funds to the Company until such raise(s) is affected. These restricted share units will be issued as the Company raises capital through sale of its common stock.
5)	As of April 1, 2024, the board of directors approved ceasing accruing interest on back pay due to officers and on directors fees. In lieu of interest, the Company will pay an additional $25,000 to each director contingent upon the financing of the first plant or the successful uplisting to the NYSE or Nasdaq. Similarly, a performance bonus equal to 100% of the outstanding back pay balance due to Officers Ben Slager and Anthony Santelli shall be paid contingent upon the financing of the first plant. These amounts automatically come due upon a Change of Control or if the Company files for bankruptcy under Chapter 11 or Chapter 7.
6)

As of August 28, 2024, each Director that is not an Officer shall receive 3.5% in cash and 3.5% in warrants for any investor first introduced to the Company by the Director. The warrants shall either be at the same price as any warrants being offered in the raise, or, if there are no warrants in the raise, then at the closing market price on the date in which the funds are received. All warrants will have a 5-year expiration from the date of the investment.

NOTE 10 – GRANT INCOME

In September 2024, the Company was awarded a Small Business Innovation Research (“SBIR”) grant by the U.S. Department of Energy (DOE) in the amount of $1.15 million to be received subject to meeting certain terms and conditions. The purpose of the grant is to support the further development of the Company’s patented CTS process and to bring it to the point of being commercially ready. Accounting for this DOE grant does not fall under Accounting Standard Codification 606, Revenue from Contracts with Customers, as the DOE does not meet the definition of a customer under this standard.

During the three and nine month periods ended September 30, 2024, $100,000 and $100,000, respectively, was recognized as grant income for this grant. The Company anticipates recognizing an additional $1.05 million on this grant over the next 18 months.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From October 1, 2024 to the date of this filing, the Company issued 30,000 warrants for interest to a related party. The warrants have a 5-year life from the date of issuance and a strike price of $0.15 per share.

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

In early 2018, the Company’s chief executive officer (“CEO”) Ben Slager invented a new reactor technology with a higher yield and a continuous throughput in the Cellulose-to-Sugar process, or CTS, and the Company filed a process patent application for this technology. Mr. Slager has since further developed the system with the technical staff of the Company. The CTS patent was awarded in 2021 in the United States (U.S. Patent No. 10,994,255) and has subsequently been granted in Japan, Canada and El Salvador. The Company also filed this patent in other major jurisdictions of the world including the European Patent Organization, Australia, Brazil, China, the African Regional Intellectual Property Organization, and the Russian Federation. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has received one additional patent in the United States (U.S. Patent No. 11,484,858B2), for which it has also applied in all the above-mentioned jurisdictions. Further, the company has filed for 3 other patents in the United States which are currently pending.

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

In 2023, the Company completed the build-out of a pilot plant based on a modified Komarek machine and is in the process of further testing and optimizing the plant. In September 2024, the Company received a $1.15 million grant from the Department of Energy to complete the commercialization of its CTS process. The Company believes that it can optimize the pre and post processing elements at this pilot scale plant to finalize design and operational parameters to provide operating cost estimates of a full-scale commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.38 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2024 calls for 21.54 billion gallons of total renewable fuel, 15 billion from conventional biofuels (corn ethanol) and 6.54 billion from advanced biofuels, including cellulosic biofuels. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $3.17 per gallon of ethanol. For comparison, the D6 RIN for corn ethanol is $0.69. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

From January 1, 2024, through the date of filing, the Company issued an aggregate of 177,500 warrants for services valued at $11,844 and 150,000 warrants for interest with a fair value of $9,947.

From January 1, 2024, through the date of filing, 4,025,000 previously issued options vested. During the nine months ended September 30, 2024, the Company recognized additional stock-based compensation of $45,527  in connection with modification of the exercise price of 7,475,000 vested options.

From January 1, 2024, through the date of filing, 3,397,981 warrants expired or were cancelled.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. As of September 30, 2024, the Company had a working capital deficit of $1,743,047 and had incurred accumulated losses of $55,466,394 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three and nine month period ended September 30, 2024 to September 30, 2023

For the three and nine months ended September 30, 2024, the Company recognized $0 in revenue as opposed to $0 in 2023.

For the three months ended September 30, 2024, the Company’s general and administrative expenses increased by $17,821 to $236,981 from $219,160 in 2023. This increase is primarily the result of $42,552 in accounting expenses in 2024 versus $5,500 in 2023.

For the nine months ended September 30, 2024, the Company’s general and administrative expenses decreased by $162,235 to $781,718 from $943,953 in 2023. This decrease is primarily the result of $53,262 in stock-based compensation expense in 2024 versus $169,382 in 2023, and advertising and promotion declining to $0 in 2024 from $46,579 in 2023.

Interest expense decreased in the quarter ended September 30, 2024 by $22,026 to $3,635 from $25,661 in 2023. Interest expense decreased in the nine-month period ended September 30, 2024 by $16,574 to $54,569 from $71,143.

Research and development (R&D) costs for the quarter ended September 30, 2024, were $410,805, an increase of $117,131 from $293,674 in 2023. The increase in R&D expenses is primarily the result of equity-based compensation of $127,446 in 2024 versus $0 in 2023.

Research and development (R&D) costs for the nine months ended September 30, 2024 were $1,309,829, a decrease of $431,489 from $1,741,318 in 2023. The decrease in R&D expenses is primarily the result of a decrease in bonuses to $0 from $276,930 in 2023, and equity-based compensation of $390,739 from $467,646 in 2023.

Liquidity and Capital Resources

Liquidity

As of September 30, 2024, the Company had $149,366 in cash and cash equivalents, and total stockholders’ equity on September 30, 2024, was negative $2,511,937. As of December 31, 2023, the Company had $41,008 in cash and cash equivalents, and total stockholders’ deficit at December 31, 2023, was $3,561,082. Total debt, including convertible notes, accounts payable and other notes payable at September 30, 2024, together with interest payable thereon and legacy liabilities, was $4,001,000 a decrease of $590,301 from December 31, 2023, where it stood at $4,591,301. This decrease is primarily attributable to the cancellation of $2,417,502 in legacy debt related to the Company’s restructuring, offset by an increased in deferred compensation of $718,625.

During the nine months ended September 30, 2024, the Company’s net cash used in operating activities decreased by $702,065 to $792,412 from $1,494,478 in the nine months ending September 30, 2023. This is primarily attributed to the extinguishment of debt of $2,417,502 in 2024 versus nil in 2023, offset by an increase in deferred wages to $718,625 from $366,988 in 2023.

During the nine months ended September 30, 2024, the Company’s investing activities used $29,230 in cash, as compared to $307,782 in the first nine months of 2023. This can be primarily attributed to capitalizing $282,038 used to purchase machinery and equipment for a pilot plant in 2023, as compared to $0 in 2024.

During the nine months ended September 30, 2024, the Company generated an aggregate of $930,000 through its financing activities versus $1,675,022 in the nine months ended September 30, 2023, which is a decrease of $745,022. This decrease from the prior year can primarily be attributed to net proceeds of $1,002,772 for the issuance of common stock in 2023 and $97,250 from the exercise of warrants and options, versus $0 for both in 2024.

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

Equity

As of September 30, 2024, shareholders’ deficit was $2,511,937.

There were 305,678,008 shares of common stock issued and outstanding as of September 30, 2024.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, there are no material claims or suits whose outcomes could have a material effect on the Company’s financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2024, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Vestech Securities	01/26/24	Common Stock	52,500	Professional Services
Tito Sanchez	04/25/24	Common Stock	62,045	Professional Services
Steven Sadaka	07/01/24	Common Stock	312,500	Note Conversion
Anthony Santelli, Sr.	09/30/24	Common Stock	1,875,000	Note Conversions
Mark Monahan	09/30/24	Common Stock	625,000	Note Conversion

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

Date November 4, 2024

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date November 4, 2024

