Form 10-K
period 2024-12-31
BLUE BIOFUELS, INC.
filed 2025-03-19
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2024

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

☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,796,832.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (March 10, 2025): 308,629,508.

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

In early 2018, the Company’s chief executive officer (“CEO”) Ben Slager invented a new reactor technology with a higher yield and a continuous throughput in the Cellulose-to-Sugar process, or CTS, and the Company filed a process patent application for this technology. Mr. Slager has since further developed the system with the technical staff of the Company. The CTS patent was awarded in 2021 in the United States (U.S. Patent No. 10,994,255) and has subsequently been granted in Japan, Australia, Russia, and El Salvador. The Company also filed this patent in other major jurisdictions of the world including the European Patent Organization, Brazil, China, and the African Regional Intellectual Property Organization. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has received one additional patent in the United States (U.S. Patent No. 11,484,858B2), for which it has also applied in all the above-mentioned jurisdictions. Further, the company has filed for 3 other patents in the United States which are currently pending.

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

CTS is environmentally friendly in that it has no toxic waste, and it has a low carbon footprint: the amount of added atmospheric carbon created by burning the biofuels produced by the CTS system was absorbed by the plant-based feedstock while growing and is merely released back into the atmosphere. No extra CO2 is released into the atmosphere when our biofuels are burned. This is to be distinguished from fossil fuels because new CO2 is released when fossil fuels are burned.

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

In 2023, the Company completed the build-out of a pilot plant based on a modified Komarek machine and optimized the core process. The Company is now upscaling, testing and optimizing the pre and post processing elements at this pilot scale plant to finalize design and operational parameters to provide operating cost estimates of a full-scale commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems. This process is partially funded by the $1.15 million SBIR Phase 2 Department of Energy grant, which followed up from the SBIR Phase 1 DOE grant that helped fund the finalizing of the proof of concept.

In addition, the Company has licensed the Vertimass Process which is a patented one step process that converts ethanol into sustainable aviation fuel (SAF) and other renewable biofuels including bio-gasoline. The license agreement with Vertimass is the subject to a confidentiality agreement between the parties.

Plan of Operation

The total process from cellulosic feedstock to SAF consists basically of three steps:

1)	Conversion from feedstock to fermentable cellulosic sugars (CTS)
2)	Ferment the cellulosic sugars into cellulosic ethanol.
3)	Covert the ethanol into SAF and related products. This third step happens with the Vertimass technology which the Company has licensed.

In January 2024, the Company formed a 50-50 joint venture partnership with Vertimass called VertiBlue Fuels, LLC, that has the mission to build an ethanol-to-SAF facility in Florida with the initial goal to produce around 5-10 million gallons of Sustainable Aviation Fuel (SAF), and then expand SAF production to approximately 70 million gallon per year. VertiBlue Fuels plans to initially convert sugarcane ethanol, and then, when the Company’s CTS technology is fully commercialized, to build commercial CTS and ethanol facilities on the front-end to produce cellulosic SAF and generate the large D7 RIN and other government credits. Commencing commercial production will require project financing.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.38 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2024 called for 21.54 billion gallons of total renewable fuel, whereas for 2025 it’s 22.33 billion gallons with 7.33 billion gallons from advanced biofuels, including cellulosic biofuels, leaving 15 billion gallons for conventional biofuels (corn ethanol). The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $2.48 per gallon of ethanol. For comparison, the D6 RIN for corn ethanol is $0.72. To profit from these incentives, the Company plans to apply for these RIN credits as it brings its first plant into commercial operation.

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

A Low Carbon Fuel Standard Credit (LCFS) is offered by various states (primarily California) for any amount of reduced CO2 in the production lifecycle of transportation fuels as compared to the amount of CO2 emitted in the production lifecycle of fossil fuels. The production lifecycle includes transportation costs to the point of use. California is currently offering around $57 per metric ton of CO2 reduction. When it is closer to commercial production, the Company plans to analyze the cost effectiveness of applying for these LCFS credits to determine in which state it could earn the most credits.

At commercial scale, management expects to be able to earn substantial renewable fuel credits and produce sustainable ethanol, sustainable aviation fuel, biogasoline, and other sustainable biofuels more profitably than they could be from existing commercial corn ethanol producers. Cellulosic ethanol comes with a much more valuable D3 RIN credit as compared to the D6 RIN allocated to corn ethanol; cellulosic SAF comes with a very valuable D7 RIN, and cellulosic bio-gasoline comes with a valuable D3 RIN. The Company also expects to receive Clean Fuel Production Credits related to section 45Z of the Inflation Reduction Act, and the Company also plans to pursue Low Carbon Fuel Standard Credits.

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

Employees

The Company currently employs six full-time employees, one part-time employee and seven consultants. The Company plans to hire additional employees to more rapidly commercialize its technology.

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

ITEM 2. PROPERTIES

Offices

The Company maintains its corporate office at 3710 Buckeye Street, Suite 120, Palm Beach Gardens 33410. The Company’s telephone number is 888-607-3555. On August 30, 2019, the Company signed a lease for a period of twenty-four (24) months from November 1, 2019, through October 31, 2021. In December 2020, this lease was extended for twelve (12) months, and in August 2022, extended the lease for two more years until October 31, 2024. The most recent extension is until October 31, 2029. Annual rent in the latest lease extension commenced at approximately $109,205 per annum and increases on a year-to-year basis by three percent (3%) over the base year. In addition, the Company is obligated to pay an amount equal to 10.41% of the operating expenses of the building together with sales tax on all amounts. This office space includes the Company’s research and demonstration facilities.

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

As of the date of filing, not including expired or exercised warrants, the Company has issued warrants to purchase an aggregate of 28,071,495 shares of common stock. The exercise prices associated with these agreements range from $0.05 to $0.30 and terms range from twenty four months to ten (10) years.

As of the date of this filing, the Company has issued option agreements to its independent directors, officers, employees, and consultants, to purchase an aggregate of 90,530,661 shares of common stock of which 44,259,324 have vested and 46,271,337 have not yet vested. The exercise prices range from $0.05 to $0.23 and terms range from five (5) to ten (10) years.

Other than the foregoing, none of the Company’s shares of Common Stock are subject to outstanding options or warrants.

Holders

As of the date of filing, there were 308,629,508 shares of common stock outstanding and approximately 340 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are as of December 31, 2024, fully earned and vested option agreements in place to purchase an aggregate of 32,655,548 shares of common stock under the Company’s 2021 Employee, Director Stock Plan and there are additional agreements vesting over the next 5 years, or conditional upon events, to purchase an additional 18,451,722 shares of common stock. Outside of the ESOP, there are fully earned and vested option agreements in place to purchase an aggregate of 4,788,019 shares of common stock, and there are additional agreements that vest over the next two years or that conditionally vest to purchase an additional 33,076,282 shares of common stock.

Plan category	Number of Securities to be Issued upon Exercise of outstanding options, warrants, and rights to Executives, Directors, Employees, and Consultants (1)	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity Compensation Plans Approved by Securities Holders	51,107,270	$0.14	8,171,598
Equity Compensation Plans Not Approved by Securities Holders	37,864,301	$0.13	-
Total	89,971,571	$0.13	8,171,598

(1)	As of December 31, 2024.

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

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company from January 1, 2024 through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Vestech Securities	01/26/24	Common Stock	52,500	Professional Services
Tito Sanchez	04/25/24	Common Stock	62,045	Professional Services
Steven Sadaka	07/01/24	Common Stock	312,500	Note Conversion
Anthony Santelli, Sr.	09/30/24	Common Stock	1,875,000	Note Conversions
Mark Monahan	09/30/24	Common Stock	625,000	Note Conversion
Bohdan Rudawski	11/14/24	Common Stock	250,000	Purchase @ $0.10 per share
Randall Brodsky	11/14/24	Common Stock	500,000	Purchase @ $0.10 per share
Rick Seidner	11/14/24	Common Stock	200,000	Purchase @ $0.10 per share
Anthony Santelli, Sr.	11/22/24	Common Stock	800,000	Purchase @ $0.10 per share
Charles Wesley Works	12/09/24	Common Stock	220,000	Purchase @ $0.10 per share
Randall Brodsky	12/26/24	Common Stock	315,500	Note Conversion
Clay Taylor	01/21/25	Common Stock	625,000	Note Conversion

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

In 2022, the Company partnered with K.R. Komarek to build its CTS machines going forward. Komarek is an industry leading manufacturing company that builds briquetting machines and compaction/granulation systems with throughput capacities up to 50 tons per hour. In 2023, the Company completed the build-out of a pilot plant based on a modified Komarek machine and is in the process of further upscaling and optimizing the pre and post processing elements at this pilot scale plant to finalize design and operational parameters to provide operating cost estimates of a full-scale commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (“EPA”), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (“RINs”) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. (D6 is for corn ethanol). The value of the D3 RIN fluctuates, but as of this filing, it is approximately $2.48 per gallon of ethanol. To profit from these incentives, the Company plans to apply for these D3 RIN credits as it brings its first plant into commercial operation.

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

A Low Carbon Fuel Standard Credit (LCFS) is offered by various states (primarily California) for any amount of reduced CO2 in the production lifecycle of transportation fuels as compared to the amount of CO2 emitted in the production lifecycle of fossil fuels. The production lifecycle includes transportation costs to the point of use. California is currently offering around $57 per metric ton of CO2 reduction. When it is closer to commercial production, the Company plans to analyze the cost effectiveness of applying for these LCFS credits to determine in which state it could earn the most credits.

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

Results of Operations

Comparison of the year ended December 31, 2024, to December 31, 2023

For the year ended December 31, 2024, the Company has a net loss of $1,418,981, as compared to a net loss of $3,055,194 in 2023. This was primarily attributed to a gain on extinguishment of debt of $2,417,502.

For the year ended December 31, 2024, the Company recognized $0 in revenue and $0 in 2023.

For the year ended December 31, 2024, the Company’s general and administrative expenses increased by $386,317 to $1,726,106 from $1,339,789 in 2023. This increase is primarily due to higher stock-based compensation recognized in 2024 which was $535,395 compared to $169,382 in 2023.

Interest expense decreased in the year ended December 31, 2024 by $33,175 to $64,604 from $97,779 in 2023.

For the year ended December 31, 2024, the Company was awarded a grant valued at $1,150,000 , of which $285,000 was recognized as grant income in 2024,versus $233,500 in 2023. The grant money in 2024 comes from the Department of Energy SBIR Phase II grant, and in 2023 comes from the Department of Energy SBIR Phase I grant.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2024, and 2023, the amounts charged to research and development expenses were $2,329,413 and $1,849,967, respectively. The increase is largely due to the vesting and expensing of options in 2024 valued at $1,114,160, versus $467,646 in 2023.

Liquidity and Capital Resources

Liquidity

As of December 31, 2024, the Company had $48,797 in cash and stockholders’ deficit of $2,845,903.As of December 31, 2023, the Company had $41,008 in cash and stockholders’ deficit of $3,561,082. At December 31, 2024, total current liabilities is $2,212,115 compared to $1,503,169 at December 31, 2023. This increase is primarily attributable to deferred wages of management and directors fees. Long-term liabilities at December 31, 2024 total $2,023,375 as compared to $3,088,132 in 2023. The decrease is attributable to the discharging of notes payable with balances of $2,417,502 as of September 18, 2024 in accordance with the Company’s 2019 bankruptcy, offset by additional borrowings of $930,000.

During the fiscal year ended December 31, 2024, the Company’s operating expenses increased $865,964 to $4,056,879 from $3,190,915 in 2023. This increase can primarily be attributed to stock-based compensation of $1,674,710 in 2024 due to the vesting and expensing of options versus $728,911 in 2023.

During the fiscal year ended December 31, 2024, the Company’s investing activities used $115,791 in cash versus $320,505 in 2023. This decrease can be attributed to $287,828 used to purchase machinery and equipment and $32,677 in patent costs in 2023 versus $71,138 and $44,653 respectively in 2024.

During the fiscal year ended December 31, 2024, the Company generated an aggregate of $1,127,000 through its financing activities which is a decrease of $623,024 from fiscal year 2023 where it was $1,750,024. This decrease from the prior year can be attributed to $197,000 net proceeds raised in private placements as compared to $1,002,773 in 2023, offset by the issuance of $930,000 in convertible notes in 2024 versus $700,000 in 2023. There was also $97,251 received from the exercise of options and warrants in 2023 as compared to $0 in 2024, and a $50,000 debt repayment in 2023 versus $0 in 2024.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing between $15 million and $100 million to pay for its share of the VertiBlue Fuels joint venture and start commercial production of Sustainable Aviation Fuel. The Company anticipates generating revenue from this joint venture 18-24 months from financing. There is no guarantee that we will achieve all of the additional funding that is needed.

As of the date of filing, the Company has raised $930,000 through the issuance of convertible notes in 2024, and $197,000 from the issuance of common stock. The Company also was awarded a grant for $1,150,000 from the Department of Energy, $285,000 of which was received in 2024. The Company raised $1,800,024 through a private placement, the exercise of warrants and options and the issuance of convertible notes in 2023, in addition to $16,115,852 raised through the end of 2022 through its private placement offerings, and in addition to capital raised through debt or convertible notes. However, there is no guarantee that the company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to re-evaluate and revise its operations.

Going Concern

The Company has incurred losses since inception, and it may be unable to raise further capital. At December 31, 2024, the Company had a working capital deficit of $2,130,829 and had incurred accumulated losses of $57,255,761 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As disclosed in Note 2 to the financial statements, there is substantial doubt as to the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Equity

As of December 31, 2024, shareholders’ equity was negative $2,845,903.

There were 307,960,508 shares of common stock issued and outstanding as of December 31, 2024.

There were no preferred shares outstanding.

The Company has paid no dividends.

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates presented and reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying Financial Statements include estimates of impairment assessment of identifiable intangible assets, valuation allowance for deferred tax assets, and stock based compensation. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Stock Compensation

The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance. Share-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, “Stock Compensation”. We account for all share-based payments and awards under the fair value-based method. We account for the granting of stock options and warrants using the fair value method whereby all awards will be recorded at fair value on the date of the grant. The fair value of all stock options and warrants is expensed over their vesting period with a corresponding increase to additional paid-in capital. The fair value of stock options and warrants is determined using a Black-Scholes valuation model. Option pricing models require the input of subjective assumptions including the length of time employees will retain their vested stock options and warrants before exercising them, expected share price volatility, and interest rate. The fair value of share-based awards is based on the valuation of the common stock on the date of grant. The fair value of time-based awards that are ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service period. The fair value of performance-based awards is adjusted for the probability of achieving the performance conditions and is recognized on a straight-line basis over the term of the award agreement. Changes in the input assumptions for options and warrants can materially affect the fair value estimate and the Company’s net loss.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, the Company compares the carrying amount of the asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The Company monitors its investment in property, equipment, and patents and trademarks for impairment at least annually and makes appropriate reductions in the carrying value if it determines that an impairment charge is required based on qualitative and quantitative information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Set forth below are the audited financial statements for the Company for the years ended December 31, 2024, and December 31, 2023, and the report thereon of Assure, CPA.

Blue Biofuels, Inc.

Financial Statements

Years Ended December 31, 2024, and 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Blue Biofuels, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Biofuels, Inc (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, of stockholders’ deficit and of cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception and has negative working capital. These factors raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Assure CPA, LLC

Spokane, Washington

March 19, 2025

We have served as the Company’s auditor since 2023.

Blue Biofuels, Inc.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$48,797	$41,008
Prepaid Expenses	32,489	35,750
TOTAL CURRENT ASSETS	81,286	76,758
Other Assets
Property and Equipment, net of accumulated depreciation and amortization of $361,887 and $243,089 at December 31, 2024 and December 31, 2023, respectively	539,648	587,308
Security Deposits	30,276	30,276
Right of Use Assets, net of accumulated amortization	440,298	81,091
Patents and Trademarks	298,079	254,786
TOTAL OTHER ASSETS	1,308,301	953,461
TOTAL ASSETS	$1,389,587	$1,030,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$227,195	$22,798
Accounts Payable - Related Party	72,670	72,670
Deferred Wages and Directors’ Fees - Related party	1,607,870	828,312
Right of Use Lease Liability - Current	68,677	85,983
Convertible Notes Payable — Related Party	-	350,000
Convertible Notes Payable — Other	50,000	-
Interest Payable - Related Party	185,703	143,406
TOTAL CURRENT LIABILITIES	2,212,115	1,503,169
Long term liabilities
Right of Use Lease Liability, Long Term	372,745	-
Notes Payable — Related Party	1,140,000	-
Convertible Notes Payable — Related Party	190,000	300,000
Convertible Notes Payable — Other	-	50,000
Legacy Notes Payable — Related Party	200,630	2,521,562
Legacy Notes Payable — Other	120,000	216,570
TOTAL LONG TERM LIABILITIES	2,023,375	3,088,132
TOTAL LIABILITIES	4,235,490	4,591,301

COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 307,960,508 issued and outstanding at December 31, 2024, and 302,750,963 issued and outstanding at December 31, 2023.	307,961	302,751
Additional paid-in capital	54,101,897	51,972,947
Accumulated deficit	(57,255,761)	(55,836,780)
TOTAL STOCKHOLDERS’ DEFICIT	$(2,845,903)	$(3,561,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,389,587	$1,030,219

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc

STATEMENTS OF OPERATIONS

	Year Ended
	December 31
	2024	2023
Revenue	$-	$-
Operating expense:
General and administrative	1,726,106	1,339,789
Research and development	2,329,413	1,849,967
Loss on disposal of assets	1,360	1,159
Total operating expenses	4,056,879	3,190,915

Loss from operations:	(4,056,879)	(3,190,915)

Other (income) expense:
Government Grants	(285,000)	(233,500)
Gain on extinguishment of debt	(2,417,502)	-
Interest expense - related party	54,747	89,363
Interest expense - other	9,857	8,416
Total other (income) expense	(2,637,898)	(135,721)

Income (Loss) before provisions for income taxes	$(1,418,981)	$(3,055,194)
Provisions for income taxes	-	-
Net Income (Loss):	$(1,418,981)	$(3,055,194)

Net income (loss) per share - basic and diluted	$(0.005)	$(0.010)

Weighted average common shares outstanding
Basic	303,851,512	299,950,813
Diluted	303,851,512	299,950,813

The accompanying notes are an integral part of these financial statements

Blue Biofuels, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amt	Capital	Deficit	Deficit
Balance as of December 31, 2023	302,750,963	$302,751	-	-	$51,972,947	$(55,836,780)	$(3,561,082)
Issuance of common stock for services	114,545	$115			$9,980		$10,095
Issuance of 303,500 warrants for services					23,820		23,820
Issuance of 180,000 warrants for interest					12,450		12,450
Repricing of warrants for services					21,231		21,231
Cancelling 350,000 warrants for services					(29,991)		(29,991)
Issuance of common stock and warrants for cash through PPM	1,970,000	1,970			195,030		197,000
Issuance of common stock and warrants on the conversion of notes	3,125,000	3,125			246,875		250,000
Stock based compensation recognized under the employee, director plan					1,649,555		1,649,555
Net Income (Loss)						(1,418,981)	$(1,418,981)
Balance as of December 31, 2024	307,960,508	$307,961	-	-	$54,101,897	$(57,255,761)	$(2,845,903)

Balance as of December 31, 2022	289,941,623	$289,942	-	-	$50,134,727	$(52,781,586)	$(2,356,917)
Issuance of common stock for services	174,194	$174			$29,126		$29,300
Issuance of 614,000 warrants for services					62,583		62,583
Issuance of 180,000 warrants for interest					22,094		22,094
Warrants exercised	5,450,148	5,450			66,801		72,251
Issuance of common stock and warrants for cash through PPM	6,684,998	6,685			996,088		1,002,773
Stock based compensation recognized under the employee, director plan					637,028		637,028
Employee stock options exercised	500,000	500			24,500		25,000
Net Income (Loss)						(3,055,194)	(3,055,194)
Balance as of December 31, 2023	302,750,963	$302,751	-	-	$51,972,947	$(55,836,780)	$(3,561,082)

The accompanying notes are an integral part of these financial statements

Blue Biofuels, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31
	2024	2023
Cash flows from operating activities
Net Income (Loss)	$(1,418,981)	$(3,055,194)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	118,798	119,476
Stock based compensation	1,674,710	751,005
Extinguishment of debt	(2,417,502)	-
Issuance of warrants for interest expense	12,450	-
Loss on Disposal of assets	1,360	1,159
Changes in operating assets and liabilities
Prepaid expenses	3,261	7,369
Accounts payable	200,629	(12,201)
Deferred wages and directors’ fees -related party	779,558	520,706
Interest payable - related party	42,297	67,268
Net cash used in operating activities	(1,003,420)	(1,600,412)

Cash flows from investing activities
Net purchase of property and equipment	(71,138)	(287,828)
Patent and trademark costs	(44,653)	(32,677)
Net cash from (used in) investing activities	(115,791)	(320,505)

Cash flows from financing activities
Net proceeds from issuance of common stock	197,000	1,002,773
Net proceeds from the issuance of convertible notes — RP	680,000	700,000
Net proceeds from the issuance of convertible notes — Other	250,000	-
Proceeds from exercise of warrants and options	-	97,251
Repayment of debt	-	(50,000)
Net cash provided by financing activities	1,127,000	1,750,024

Net increase (decrease) in cash and cash equivalents	7,789	(170,893)

Cash and cash equivalent at beginning of the year	41,008	211,901
Cash and cash equivalent at end of the year	$48,797	$41,008

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities
Recognition of operating lease liability and right-of-use asset	$452,132	$-
Issuance of common stock and warrants on the conversion of notes payable	$250,000	$-

The accompanying notes are an integral part of these financial statements

Blue Biofuels, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and lignin technologies sectors.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of December 31, 2024, the Company has incurred accumulated losses of $57,255,761. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. In 2023 and 2024, the Company did not have any wholly owned subsidiaries, and so the financial statements include the results of the parent company only.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates presented and reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying Financial Statements include estimates of depreciable lives of assets, impairment assessment of long-lived assets, valuation allowance of deferred taxes, and valuation of stock-based compensation. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

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

Stock-based Compensation

The Company uses its common stock for various forms of share based compensation arrangements entered into with directors, officers, employees and consultants. Share based compensation arrangements are accounted for at fair value on the date of grant. For awards with graded vesting, the fair value of each tranche is measured separately and recognized over its respective vesting period. The total amount recognized as expense is adjusted to reflect the number of share options which ultimately vest. The Company recognizes forfeitures as they occur.

The fair value of common stock and share-based awards that do not contain market conditions is based on the valuation of the common stock on the date of grant. The fair value of time-based awards that are ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service period. The fair value of performance-based awards is adjusted for the probability of achieving the performance conditions and is recognized on a straight line basis over the term of the award agreement.

The fair value of stock options and warrants is determined using a Black-Scholes valuation model. Option pricing models require the input of subjective assumptions including the length of time employees will retain their vested stock options before exercising them, expected share price volatility, and interest rate. The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve Rate with an equivalent term in effect as of the date of grant. The expected option and warrant lives and volatility assumptions are based on historical data of the Company’s closing day market price per share. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred. When an asset is sold, we recognize a gain (loss) in the Statements of Operations based upon the proceeds received on the sale less the net carrying value of the asset.

Patents

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications are generally expensed in the statement of operations in the period incurred because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected revenue life of the patent(s). Since the Company’s primary end products are expected to be sugar, ethanol, and SAF, which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its CTS process.

Research and Development

The Company expenses all research and development costs as incurred.

Leases

Upon inception, the Company determines if a contractual arrangement is, or contains, a lease. Right-of-use (“ROU”) assets and liabilities related to operating leases are separately reported in the Balance Sheets. The Company currently has no financing leases.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. Operating lease ROU assets and liabilities also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide it with a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) provided that such contracts are indexed to its own stock. The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses the classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

We evaluate uncertain tax positions in a two-step process, whereby (i) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized. The Company has no material uncertain tax positions for any of the reporting periods presented.

Net Income (Loss) per Share:

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

At December 31, 2024 and 2023, the Company has no assets or liabilities that are measured at fair value on a recurring basis. The estimated fair value of certain financial instruments including notes payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Segment

The Company operates as a single operating segment. All financial information is reviewed by the Company’s Chief Operating Decision Maker (CODM). The Company’s CODM is its chief executive officer. The CODM uses net loss, as presented in the statement of operations, to assess segment performance and allocate resources. The measure of segment assets is reported on the balance sheet as total assets.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. The adoption of this update as of December 31, 2024 had minimal impact on our consolidated financial statements and disclosure.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	December 31, 2024	December 31, 2023
Building and Improvements	15	$9,370	$9,370
Construction and Engineering	10	45,342	-
Machinery and Equipment	5-10	821,402	795,606
Furniture and Fixtures	5	13,596	13,596
Computer Equipment	3	11,825	11,825
		901,535	830,397
Less Accumulated Depreciation		(361,887)	(243,089)
Property and Equipment		$539,648	$587,308

Total depreciation expense was $118,798 and $119,476 for the years ended December 31, 2024, and 2023, respectively.

In the fiscal year ended December 31, 2023, the Company disposed of laboratory equipment and machinery that was no longer in use for a total of $3,500 that was originally purchased for $8,172 and that had accumulated depreciation of $3,513, thereby taking a loss of $1,159 on the disposal of assets. In the fiscal year ended December 31, 2024, the Company did not dispose of any equipment.

NOTE 5 – PATENTS AND TRADEMARKS

The Company has obtained two patents and has applied for three more patents on its technology, and has also applied for international patents. The Company has obtained one trademark and has four more pending. The Company has capitalized the legal and filing fees of its patents and trademarks in the amount of $298,079 as of December 31, 2024. The Company disposed of one trademark in 2024, and recognized an expense of $1,360.

NOTE 6 – DEBT

Activity for the years ended December 31, 2024 and 2023 associated with the Company’s debt is outlined below.

Notes Payable – Related Party

During 2023, the Company entered into long term convertible note agreements of $460,000 with board member Chris Kneppers. These notes bore interest at 10% and were convertible into shares of the Company’s comment stock at rates that ranged from $0.13 to $0.25 per share. A portion of the notes were due to be paid or automatically converted in 2024. The remaining were to be paid when the Company completes a capital raise of at least $5.0 million.

In 2024, prior to June 22, 2024, the Company borrowed an additional $240,000 from Mr. Kneppers. These notes were non-interest bearing and were initially due 13 months after issuance. The outstanding principal balance due to Mr. Kneppers on June 22, 2024 was $940,000.

On June 22, 2024, the terms of all of the convertible notes due to Mr. Kneppers were modified. Under the modification, the notes are now payable on the earliest of the date on which the Company (1) uplists to the Nasdaq or NYSE; (2) receives $5 million in equity financing; or (3) begins generating revenue from its first facility. Subsequent to the amendment, the Company borrowed an additional $440,000 with same terms. Total outstanding principal balance due Mr. Kneppers at December 31, 2024 is $1,140,000. In January and February 2025, the Company borrowed an additional $100,000 from Mr. Kneppers with the same terms.

In connection with modification of the terms of all of Mr. Kneppers notes, interest stopped accruing on March 31, 2024. In lieu of interest, the Company will pay Mr. Kneppers 100% of the outstanding loan balance due him contingent upon the financing of the first plant. All interest and loan amounts automatically come due upon a change of control of the Company or if the Company files for bankruptcy under Chapter 11 or Chapter 7. During the years ended December 31, 2024 and 2023, the Company recognized $11,500 and $35,151, respectively, in interest expense on these notes due to Mr. Kneppers. At December 31, 2024 and 2023, accrued interest payable to Mr. Kneppers is $46,651 and $35,151, respectively.

Convertible Notes Payable – Related Party

In June and November 2023, the Company entered two long-term convertible notes with board member Edmund Burke with principal amounts of $25,000 and $15,000, respectively, to be repaid when the Company receives an equity investment of at least $3 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 307,692 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 80,000 warrants having a strike price of $0.15 and an expiration of 5 years every twelve months in lieu of interest. During the years ended December 31, 2024 and 2023, 80,000 warrants with a fair value of $5,932 and $8,180, respectively, were issued to Mr. Burke (see Note 7). The fair value of these warrants is included in interest expense – related parties on the statement of operations.

In April 2023, the Company entered a long-term convertible note with board member Edmund Burke, with a principal balance of $150,000, to be repaid when the Company receives an equity investment of at least $1.5 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 1,153,846 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 100,000 warrants having a strike price of $0.15 and an expiration of 5 years every six months in lieu of interest. During the years ended December 31, 2024 and 2023, 100,000 warrants with a fair value of $6,518 and $13,914, respectively, were issued to Mr. Burke (see Note 7). The fair value of these warrants is included in interest expense – related parties on the statement of operations.

Convertible Notes Payable – Non-Related Parties

In January through April 2024, the Company issued convertible notes to four different individuals totaling $250,000. These notes carried no interest and were convertible, at the option of the lender, into common shares of the Company at 8 cents per share plus a warrant with a strike price of 10 cents per share and a 5-year expiration. These notes were due 13 months after issuance and would automatically convert into shares of the Company’s common stock if not paid. In the second half of 2024, all of these notes converted into 3,125,000 shares of the Company’s common stock and 3,125,000 warrants (see Note 7).

In December 2023, the Company issued a convertible note to one individual for $50,000. The note was non-interest bearing and had a term of thirteen months. In January 2025, the note was converted into 625,000 shares of the Company’s common stock and 625,000 warrants with a strike price of $0.10 per share and a five year expiration.

Legacy Notes Payable

In July 2016, the Company issued six (6) short-term notes payable to related parties in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. These notes had a value of $2,002,126 and accrued interest at a rate of six percent (6%) per annum. As of December 31, 2018 and December 31, 2017, the total interest accrued on the notes was $278,795 and $176,460 respectively. All of the notes were due on August 4, 2017 and then were in default. However, the notes were held by related parties with the understanding that the notes were not to be paid until the Company begins generating profit. The Company renegotiated some of these notes during its Chapter 11 proceedings, whereas others failed to submit a claim and were discharged upon the Court’s Confirmation Order approving the Company’s Chapter 11 Plan on September 18, 2019. The renegotiated amounts, as per the Plan Confirmation are all to be paid from 50% of the future net profits and discharged to the extent unpaid five years after the Plan effective date of September 18, 2019. These amount are 1) Mark Koch $240,990 plus 6% interest on any portion not repaid within 12 months of the Company’s first reported quarterly net profit; 2) Animated Family Films $579,942 out of the Company’s net profits plus 6% interest; 3) Steven Dunkle, CTWC, & Wellington Asset Holdings $1.5 million plus 6% interest once there is positive quarterly EBITDA from the first plant of Company, or, at its option, may convert that into an equity investment in the first plant of the Company, measured by a percentage of the total cost to build, subject to a minimum equity interest of 1.25% in said plant. This was discharged on September 18, 2024, and the Company recognized a gain on debt extinguishment of $2,320,932.

Legacy Notes Payable — Other

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

In July 2016, the Company issued a short-term note payable to a third party in conjunction with the Company’s acquisition of the remaining 49% of AMG Energy Group. The note had a principal balance of $96,570 and accrued interest at a rate of six percent (6%) per annum. As of December 31, 2018, and December 31, 2017, the total interest accrued on the note was $14,382 and $8,588 respectively. The note was due on August 4, 2017 and was then in default. The Company renegotiated this note during its Chapter 11 proceedings, and as per the Plan Confirmation, now the $96,570 is to be paid with no interest out of the same 50% of the future net profits of the Company as the notes mentioned above, if any, or discharged to the extent unpaid five years after September 18, 2019. This Note was discharged on September 18, 2024, and the Company recognized a gain on debt extinguishment of $96,570.

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

A summary of all Notes that remain of those indicated in the Notes above is as follows:

Notes Payable	December 31, 2024	December 31, 2023
Current Convertible Notes — Other	$50,000	$-
Current Convertible Notes – Related Party	-	350,000
Long Term Convertible Notes Payable – Related Party	190,000	300,000
Long Term Convertible Notes – non-Related Party	-	50,000
Long Term Notes Payable – Related Party	1,140,000	-
Long Term Notes Payable from future revenue — Related Party	-	1,700,630
Long Term Notes Payable from future revenue — Other	120,000	120,000
Long Term Note Payable from future profits — Related Party	200,630	820,932
Long Term Note Payable from future profits — Other	-	96,570
TOTAL NOTES PAYABLE	$1,700,630	$3,438,132

As of December 31, 2024, only $50,000 of the $1,700,630 outstanding notes payable was due at a specific point in time. That $50,000 was converted in January 2025. Of the remaining amount outstanding: $1,330,000 is due on a successful capital raise ranging from $1.5 million to $5 million; and $320,630 will be paid from future revenue or profits.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2024, the Company had the following transactions associated to its shares of common stock:

●	Sold 1,970,000 units consisting of one shares of its common stock consisting of one share of common stock and one warrant through private placements for $197,000. The warrants have a strike price of $0.15 and a five-year expiration.
●	Issued 114,545 shares of its common stock with a fair value of $10,095 for services.
●	Issued 3,125,000 shares of its common stock upon conversion of notes payable with a principal balance of $250,000.

During the year ended December 31, 2023, the Company had the following transactions associated to its shares of common stock:

●	Sold 6,684,998 units consisting of one share of common stock and one warrant through private placements for $1,002,773. The warrants have a strike price of $0.25 and a five-year expiration.
●	Issued 174,194 shares of its common stock for services with a fair value of $29,300.
●	Issued 5,450,148 shares of common stock upon exercise of warrants for proceeds of $72,251.
●	Issued 500,000 shares of common stock upon exercise of employee stock options for proceeds of $25,000.

Warrants

Warrant activity for the years ending December 31, 2024 and 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2022	24,388,458	$0.16
Issued in connection with:
Common stock units sold for cash	6,684,998	0.25
Services	614,000	0.16
Debt-related interest	180,000	0.15
Expired	(2,401,332)	0.15
Exercised	(5,450,148)	0.03
Balance, December 31, 2023	24,015,976	0.22
Issued in connection with:
Common stock units sold for cash	1,970,000	0.15
Services	303,500	0.11
Debt-related interest	180,000	0.15
Debt conversion	3,125,000	0.10
Expired or rescinded	(3,397,981)	0.09
Exchanged for stock options	1,250,000	0.20
Balance, December 31, 2024	27,446,495	$0.21

As of December 31, 2024, outstanding warrants have a weighted average remaining life of 3.32 years.

During the year ended December 31, 2024, the Company issued 303,500 warrants for services having a fair value of $23,820 and 180,000 warrants for debt-related interest and financing costs having a fair value of $12,450. The Company also cancelled 350,000 warrants and recognized a loss of $29,991 on the cancellation. In addition, a total of 1,250,000 warrants were issued in exchange for the same number of stock options that were granted in prior years.

During the year ended December 31, 2023, the Company issued 614,000 warrants for services having a fair value of $62,583 and 180,000 warrants for debt-related interest and financing costs having a fair value of $22,094.

Stock Options:

In 2021, the Company adopted the 2021 Employee, Director Stock Plan (the “2021 Plan”) to provide the Corporation with share-related mechanisms to attract and retain persons eligible to participate in the 2021 Plan, motivate Participants to achieve long-term Company goals, and further align holders’ interests with those of the Company’s other stockholders.The Plan was approved by the Corporation’s shareholders on June 2, 2021. The Plan allows for grants of restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. Under the terms of the Plan, the aggregate maximum number of shares that may be issued pursuant to awards granted under the Plan cannot 15% of the Company’s issued and outstanding common stock on a fully-diluted basis. Shares delivered under the Plan will be from authorized but unissued shares of the Company.

Stock option activity for the years ending December 31, 2024 and 2023 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2022	51,080,000	$0.13
Options granted	18,150,000	0.19
Options expired	(7,175,000)	0.19
Options exercised	(500,000)	0.05
Balance, December 31, 2023	61,555,000	0.15
Options granted	29,166,571	0.11
Options expired	(500,000)	0.05
Exchanged for warrant	(1,250,000)	0.20
Balance, December 31, 2024	88,971,571	$0.13
Vested, December 31, 2024	37,443,567	$0.13

During the years ended December 31, 2024 and 2023, the Company recognized share based compensation expense from options of $1,649,555 (general and administrative expense of $535,395 and research and development expense of $1,114,160) and $637,028 (general and administrative expense of $169,382 and research and development expense of $467,646), respectively.

The weighted average remaining life of outstanding and vested options is 6.9 years and 6.2 years, respectively. At December 31, 2024, outstanding vested options had an intrinsic value of $196,174, and the total intrinsic value of all options is $328,762

At December 31, 2024, remaining compensation to be recognized as future vesting of stock options is approximately $4.2 million of which approximately $0.1 million will vest over the next year and approximately $4.1 million will vest upon the probability of achieving performance milestone criteria.

During the year ended December 31, 2024, the Company granted 29,166,571 options with a fair value of $2,851,422 under the 2021 Plan. All options granted in 2024 had terms ranging from five to ten years except for 1,158,334 options which had a term of 0.25 years. The 2024 option grants had exercise prices ranging from $0.11 to $0.12.

During the year ended December 31, 2023, the Company granted 18,150,000 options with a fair value of $2,993,552 under the 2021 Plan. Each options had a term of ten years with exercise prices ranging from $0.16 to $0.20.

Fair Value of Warrants and Stock Options issued:

The following ranges of assumptions were used in calculations of the Black-Scholes option pricing models for option and warrant-based stock compensation issued in the years ended December 31, 2024 and December 31, 2023:

	2024	2023
Stock price	$0.061 - $0.125	$0.106 - $0.177
Risk-free interest rate	3.74% - 4.70%	3.30% - 4.72%
Expected term (in years)	2.0 to 10.0	5.0 to 10.0
Expected share price volatility	89.73% - 113.72%	81.11% to 123.52%
Expected dividend yield	0.0% - 0.0%	0.0% - 0.0%

NOTE 8 – INCOME TAXES

No benefit (provision) has been recognized for the years ended December 31, 2024 and 2023. The reconciliation of income tax benefit at the U.S. statutory rate of 21% for years ending December 31, 2024, and 2023, to the Company’s effective tax rate, is as follows:

	December 31
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income tax, net of federal benefits	4.3%	4.3%
Change in Valuation Allowance	(25.3)%	(25.3)%
Income tax provision (benefit)	0%	0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2024 and 2023 are as follows:

	Years Ended, December 31
	2024	2023
Deferred tax asset
Net operating loss carryovers	$13,329,866	$12,964,426
Total deferred tax assets	13,329,866	12,964,426
Valuation Allowance	(13,329,866)	(12,964,426)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2024, the Company has U.S. net operating loss carryforwards (“NOLs”) of approximately $29.9 million that expire in 2032 through 2037 and approximately $23.2 million with no expiration but which are subject to an 80% limitation upon utilization. The Company has state net operating loss carryforwards of approximately $29.9 million that expire in 2032 through 2037. The deferred tax asset table above reflects the tax-effected balances of the Company’s net operating loss carryforwards using a 25.3% rate for U.S.-based carryforwards.

In 2024 and 2023, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions and as a result concluded no adjustment was necessary. The Company had no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. U.S. tax returns for the years 2021 to 2023 remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions. Tax returns for years prior to 2021 may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

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

Leases

During 2024 and 2023, the Company maintained a lease agreement for office and laboratory space in Palm Beach Gardens, Florida, classified as an operating lease. The original lease, signed in 2019, had a five-year term and was renewed by the Company in 2024 for an additional five years. The renewed lease includes escalating monthly payments ranging from $9,100 to $10,242. For the initial measurement of the lease liability and right-of-use asset, the Company applied a discount rate of 10.0%, reflecting its estimated incremental borrowing rate. As of December 31, 2024, the weighted average remaining lease term for the operating lease was 4.9 years.

At December 31, 2024, minimum lease payments to be paid by the Company are as follows:

2025	109,751
2026	113,043
2027	116,434
2028	119,928
2029	102,426
Total lease payments	561,582
Less imputed interest	(120,160)
Present value of lease liabilities	441,422
Current portion	(68,677)
Long term portion	$372,745

Additionally, the Company leases 18.2 acres of land in Arcadia, Florida for cultivating king grass. The original lease commenced on September 1, 2020, with an annual cost of $6,370 and includes a renewal option for up to five years. A second lease, covering an additional 167.6 acres, began on March 31, 2023, at a semi-annual cost of $24,721, also with a renewal option for up to five years. As these leases can be terminated at will, they are not recognized as right-of-use assets or lease liabilities on the Company’s balance sheet. The lease for the 167.6 acres was not renewed in 2024.

During the year ended December 31, 2024 and 2023, the Company recognized rent expense, including common area maintenance fees and state sales tax, of $175,121 and $214,902, respectively. In the statement of operations, rent expense of $166,576 (2023: $159,090) is included in general and administrative expense and $8,545 (2023: $55,812) is included in research and development costs.

NOTE 10 – RELATED PARTIES AND TRANSACTIONS

Related Party transaction with the Company are as follows:

1)	Short-term notes payable, convertible notes, and legacy liabilities issued to related parties are described in NOTE 6.
2)	A board resolution was passed on February 13, 2020 that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they receive less than full salaries.
3)	During 2024, the board of directors approved an increase in salaries to two officers of the Company retroactive to August 1, 2023, in light of the fact that they are not receiving payments of salaries on a consistent basis. CEO Ben Slager is to receive annual salary of $525,000 and CFO Anthony Santelli $325,000.
4)	In June 2024, the board of directors approved a partial anti-dilution compensation for CEO Ben Slager, CFO Anthony Santelli, and Director Chris Kneppers to be paid in restricted stock units and stock options of 4%, 3%, and 3%, respectively, of the equity and warrants sold to investors on the next $50 million in equity raised into the Company or its subsidiaries. This is compensation for their deferring salary or lending funds to the Company until such raise(s) is affected. These restricted share units will be issued as the Company raises capital through sale of its common stock. As of the end of 2024, Ben Slager is to be issued 88,800 RSUs and options with a 15 cent exercise price and expiring on November 14, 2029, and both Anthony Santelli and Chris Kneppers are each to be issued 66,600 RSUs and 66,600 options. These remain payable as of December 31, 2024.
5)	As of April 1, 2024, the board of directors approved ceasing accruing interest on back pay due to officers and on directors’ fees. In lieu of interest, the Company will pay an additional $25,000 to each director contingent upon the financing of the first plant or the successful uplisting to the NYSE or Nasdaq. Similarly, a performance bonus equal to 100% of the outstanding back pay balance due to Officers Ben Slager and Anthony Santelli shall be paid contingent upon the financing of the first plant. These amounts automatically come due upon a Change of Control or if the Company files for bankruptcy under Chapter 11 or Chapter 7.
6)	As of August 28, 2024, each Director that is not an Officer shall receive 3.5% in cash and 3.5% in warrants for any investor first introduced to the Company by the Director. The warrants shall either be at the same price as any warrants being offered in the raise, or, if there are no warrants in the raise, then at the closing market price on the date in which the funds are received. All warrants will have a 5-year expiration from the date of the investment. No such cash/warrants were earned in 2024.

NOTE 11 – GRANT INCOME

In September 2024, the Company was awarded a Small Business Innovation Research (“SBIR”) Phase II grant by the U.S. Department of Energy (DOE) in the amount of $1.15 million to be received subject to meeting certain terms and conditions. The purpose of the grant is to support the further development of the Company’s patented CTS process and to bring it to the point of being commercially ready. Accounting for this DOE grant does not fall under Accounting Standard Codification 606, Revenue from Contracts with Customers, as the DOE does not meet the definition of a customer under this standard.

During the year ended December 31, 2024, $285,000 was recognized as grant income for this grant. The Company anticipates recognizing an additional $870,000 on this grant over the next 12 months.

In July, 2023, the Company was awarded an SBIR Phase I grant by the U.S. DOE in the amount of $206,500. The purpose of the grant was to support the development of the Company’s patented CTS process and its scaling. Accounting for this DOE grant does not fall under Accounting Standard Codification 606, Revenue from Contracts with Customers, as the DOE does not meet the definition of a customer under this standard. The entire amount was recognized in 2023.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Subsequent to December 31, 2024, the Company issued 44,000 shares of its common stock upon the cashless exercise of 100,000 stock options.

The Company converted a convertible note for $50,000 into 625,000 shares of the Company’s common stock and 625,000 warrants with an exercise price of 10 cents and a 5-year expiration.

The Company borrowed an additional $100,000 from board member Chris Kneppers (see Note 6).

The board of directors granted 1,659,090 options with exercise price of $0.11 to the Company’s employees.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to the Company’s directors and executive officers.

Name	Age	Position and Offices
Benjamin Slager	62	Chief Executive Officer and Chairman
Anthony Santelli	59	Chief Financial Officer and Director
George D. Bolton	75	Director and Secretary
Charles F. Sills	81	Director
Peter Zimeri	71	Director
Edmund Burke	64	Director
Chris Kneppers	74	Director

Benjamin Slager became a director in October 2016, the Chief Technology Officer on April 1, 2017, the Chief Executive Officer on July 6, 2018, and Chairman on February 26, 2019. Mr. Slager is a seasoned business professional with significant experience in corporate finance, venture capital, and entrepreneurship. He has a proven record in founding, developing and selling high tech companies. He is the inventor of the patented CTS technology.

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

Anthony Santelli II became a director on May 4, 2018, the Chair of the Audit Committee on May 11, 2018, until 2020, the Chief Operating Officer on October 20, 2018, and the Chief Financial Officer on February 1, 2020. His financial expertise along with his experience restructuring and building companies is the reason he was selected to be a board member and senior executive. Dr. Santelli served as a money manager for 20 years as the Founder and Chief Executive Officer of AES Capital, a hybrid venture capital-hedge fund management company. Dr. Santelli is an entrepreneur who has started, helped finance, or turnaround, various private companies and micro-cap publicly traded companies concentrating in the mining, energy and alternative energy fields. He has served in senior management and board positions at various private and micro-cap companies, although he has not served on the board of any other public company in the past five years. He previously was employed by Andersen Consulting, now known as Accenture, rising to the level of a Senior Management Systems Consultant before going to graduate school.

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

Name	Number of late reports	Number of transactions not reported timely
George Bolton	1	0

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

Commencing on January 1, 2021, Ben Slager, CEO, has an employment contract to receive a salary of $360,000 per annum, along with health insurance. Various bonuses are offered based on performance and may be accrued, at his discretion, if the Company doesn’t have the funds to pay them. He has received only partial salary and no bonuses due since Q3 2023. In February 2024, his salary was increased due to inflation and higher cost of living to $525,000, most of it being accrued and unpaid, at his discretion, which is expected to be paid when the Company raises significant capital to fund its future. His employment contract indicates that he must be given 6-months’ notice of termination, and shall receive a severance package of one-month’s pay in addition to the 6-months’ notice, or 3 months’ salary if he dies. If there is a change of control, all his options shall vest.

As of December 31, 2024, Ben Slager is owed $839,738 in back pay and accrued bonuses, along with interest of $18,013.

Commencing January 1, 2021, Anthony Santelli, CFO, has an employment contract to receive a salary of $250,000 per annum, and may not be terminated until all his back pay due is paid. Various bonuses are offered based on performance and may be accrued, at his discretion, if the Company doesn’t have the funds to pay them. He has received only partial salary and no bonuses due since Q3 2023. In February 2024, his salary was increased due to inflation and higher cost of living to $325,000, most of it being accrued and unpaid, at his discretion, which is expected to be paid when the Company raises significant capital to fund its future. In addition, the CFO must be given 6-months’ notice of termination and shall receive a severance package of one-month’s pay in addition to the 6-months’ notice, or 3 months’ salary if he dies. If there is a change of control, all his options shall vest.

As of December 31, 2024, Anthony Santelli is owed $582,189 in back pay and accrued bonuses, along with interest of $72,205.

As of December 31, 2024, AES Financial Advisors, LLC, an entity owned by Anthony Santelli II and his wife Marjorie Santelli, Esq., is owed $72,670, primarily dating from 2018, prior to when Dr. Santelli became an officer of the Company, plus interest of $20,235.

During the year ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

The following tables set forth the compensation paid by the Company to its officers and directors for the fiscal years ended December 31, 2024, and December 31, 2023. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any, actually paid. Accrued back pay is included in Other in the year in which it is actually paid. Unvested but granted stock options are included in the year in which they vest. The compensation discussed addresses all compensation awarded to or paid to its named executive officers.

Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plans	Non-Qualified Deferred Comp on Earnings	Other (back pay)	Total
Benjamin Slager	2024	150,050	-	-	295,961	-	-	-	$446,011
(CEO)	2023	265,500	-	-	-	-	-	-	$265,500

Anthony Santelli II	2024	70,142	-	-	193,110	-	-		$263,252
(CFO)	2023	177,082	-	-	-	-	-		$177,082

(1)	See note 7 to the audited financial statements included in this filing for assumptions used in valuation.

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Ben Slager, CEO Chairman	12/11/2024		-	4,493,450	$0.11	12/11/2034
Anthony Santelli, CFO Director	12/11/2024		-	3,279,476	$0.11	12/11/2034
Ben Slager, CEO Chairman	12/11/2024	826,446	-	826,446	$0.121	12/11/2029
Ben Slager, CEO Chairman	12/11/2024	2,173,554		2,173,554	$0.11	12/11/2034
Anthony Santelli, CFO Director	12/11/2024	826,446		826,446	$0.121	12/11/2029
Anthony Santelli, CFO Director	12/11/2024	1,173,554		1,173,554	$0.11	12/11/2034
Ben Slager, CEO Chairman	3/1/2023		-	6,000,000	$0.20	3/1/2033
Anthony Santelli, CFO Director	3/1/2023		-	4,000,000	$0.20	3/1/2033
Ben Slager, CEO Chairman	1/5/2021	6,000,000	-	-	$0.15	1/5/2031
Anthony Santelli, CFO Director	1/5/2021	4,000,000	-	-	$0.15	1/5/2031
Ben Slager, CEO Chairman	5/9/2020	4,940,000	-	5,000,000	$0.10	5/9/2030
Anthony Santelli, CFO Director	5/9/2020	5,000,000	-	5,000,000	$0.10	5/9/2030
Total		24,940,000		32,772,926

Warrants Issued to Management

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date
NONE		-	-	$-

Total		-	-	$-

(1)	As of December 31, 2024.

Outstanding Equity Awards at Fiscal Year End

In December 2024, the Company’s Chief Executive Officer Ben Slager received 826,446 fully vested incentive stock options to purchase shares of the Company’s common stock and 826,446 incentive stock options that vest in 2025 under the Company’s 2021 Employee Director Stock Plan at an exercise price of 12.1 cents per share. Using a Black-Scholes option pricing model, these were valued at $144,818. In December 2024, he also received 2,173,554 fully vested non-qualified stock options and 2,173,554 non-qualified stock options that vest in 2025. These were valued at $447,104. He also received 4,493,450 unvested non-qualified stock options that vest conditionally upon the commencement of production or upon the stock listing on a major exchange. These were valued at $462,367. In March 2023, the company’s Chief Executive Officer Ben Slager received options to purchase up to 6,000,000 shares of the Company’s common stock under the Company’s 2021 Employee Director Stock Plan at an exercise price of 20 cents per share that will vest if and when the company is uplisted to the Nasdaq or NYSE. Using a Black-Scholes option pricing model, these were valued at $1,015,146. In January 2021, the company’s Chief Executive Officer Ben Slager received options to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of 15 cents per share that vested January 1, 2022. Using a Black-Scholes option pricing model, these were valued at $743,298. In the year ended December 31, 2020, the Company’s Chief Executive Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS process. Using a Black-Scholes pricing model, the vested options were valued at $414,850.

In December 2024, the Company’s Chief Financial Officer Anthony Santelli received 826,446 fully vested incentive stock options to purchase shares of the Company’s common stock and 826,446 incentive stock options that vest in 2025 under the Company’s 2021 Employee Director Stock Plan at an exercise price of 12.1 cents per share. Using a Black-Scholes option pricing model, these were valued at $144,818. In December 2024, he also received 1,173,554 fully vested non-qualified stock options and 1,173,554 non-qualified stock options that vest in 2025. These were valued at $241,402. He also received 3,279,476 unvested non-qualified stock options that vest conditionally upon the commencement of production or upon the stock listing on a major exchange. These were valued at $337,452. In March 2023, the company’s Chief Financial Officer Anthony Santelli received options to purchase up to 4,000,000 shares of the Company’s common stock under the Company’s 2021 Employee Director Stock Plan at an exercise price of 20 cents per share that will vest if and when the company is uplisted to the Nasdaq or NYSE. Using a Black-Scholes option pricing model, these were valued at $676,764. In January 2021, the company’s Chief Financial Officer Anthony Santelli received options to purchase up to 4,000,000 shares of the Company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 15 cents per share that vested on January 1, 2022. Using a Black-Scholes option pricing model, these were valued at $495,532. In the year ended December 31, 2020, the Company’s Chief Financial Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS process. Using a Black-Scholes pricing model, the vested options were valued at $414,850.

Pay Versus Performance Disclosure Table

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation on Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation on Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Total Shareholder Return	Total Shareholder Return of Peer Group	Net Income
2024	$446,011	$446,011	$263,252	$263,252	36%	N/A	$(1,418,981)
2023	$265,500	$265,500	$177,082	$177,082	-44%	N/A	$(3,055,194)
2022	$1,223,798	$1,996,694	$745,532	$1,260,796	-42%	N/A	$(3,960,183)
2021	$1,017,205	$1,017,205	$293,690	$293,690	149%	N/A	$(2,139,310)
2020	$600,350	$600,350	$575,681	$575,681	96%	N/A	$(2,181,127)

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

The following table sets forth compensation we paid to our non-officer directors during the years ended December 31, 2024 and 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation (S)	Total ($)
George D. Bolton	-	-	$67,760	-	$67,760
Charles F. Sills	-	-	-	-	$0
Peter Zimeri	$14,500	-	-	-	$14,500
Ned Burke	-	-	-	-	$0
Chris Kneppers	-	-	-	-	$0

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation (S)	Total ($)
George D. Bolton	$11,000	-	$84,698	-	$95,698
Charles F. Sills		-	-	-	$0
Peter Zimeri	$15,300	-	-	-	$15,300
Ned Burke	-	-	-	-	$0
Chris Kneppers	-	-	-	-	$0

(1) See note 7 to the audited financial statements included in this filing for assumptions used in valuation.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2024, by: (i) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	No of Shares (2)	% Owned (1)
Benjamin Slager (3)	47,580,000	14.6
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Anthony Santelli, II (4)	52,219,755	16.0
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Charles F. Sills (5)	1,100,000	0.4
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

George D. Bolton (6)	5,500,000	1.8
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Peter Zimeri (7)	100,000	0.03
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Edmund Burke (8)	13,790,276	4.5
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Chris and Angela Kneppers (9)	23,351,270	7.5
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

All officers and directors as a group (seven persons)	143,641,301	41.5

(1)	The percentages in this table are based upon 307,960,508 shares of common stock issued and outstanding as of December 31, 2024, and assumes the person’s vested options and warrants are exercised but none other.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 500,000 exercisable warrants obtained as part of a private placement in the Company; 15,000,000 shares owned by the Benjamin Slager 2021 Irrevocable Trust; and shares underlying 16,940,000 fully vested and exercisable employee options owned by Benjamin Slager. Benjamin Slager also has 15,493,450 additional employee options awarded that will vest upon the sooner of revenue generation from a production facility or the uplisting to the Nasdaq or NYSE, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately.

(4)	Includes 23,366,803 shares, 125,000 fully vested and exercisable warrants, and 13,000,000 vested and exercisable employee options owned by Anthony Santelli, II; 3,476,775 shares and 600,000 fully vested and exercisable warrants owned by AES Capital Partners, LP; 8,026,177 shares and 3,625,000 fully vested and exercisable warrants owned by The AES Capital Resource Fund, LP, two entities controlled by Anthony Santelli, II. Anthony Santelli also has 12,279,476 additional employee options awarded that will vest upon the sooner of revenue generation from a production facility or the uplisting to the Nasdaq or NYSE, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately.

(5)	Charles Sills also has 1,579,167 options that vest upon obtaining an offtake agreement; and 789,583 options that will vest if the Company uplists to the Nasdaq or NYSE.

(6)	Includes 900,000 fully vested and exercisable options. George Bolton also has 331,667 options that vest over time; 1,579,167 options that vest upon obtaining an offtake agreement; and 789,583 options that will vest if the Company uplists to the Nasdaq or NYSE.

(7)	Includes 100,000 fully vested and exercisable options. Peter Zimeri also has 789,583 options that will vest if the Company uplists to the Nasdaq or NYSE.

(8)	Includes 360,000 warrants. Edmund Burke also has 789,583 options that will vest if the Company uplists to the Nasdaq or NYSE.

(9)	Includes 19,517,937 shares owned communally, and 2,333,333 fully vested and exercisable warrants. Chris Kneppers also has 789,583 options that will vest if the Company uplists to the Nasdaq or NYSE.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent (5%) or more of the outstanding securities of any class of the issuer, other than as set forth above.

Changes in Control

The Company does not currently have any arrangements which if consummated may result in a change of control of the Company.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

1)	Short-term notes payable, convertible notes, and legacy liabilities issued to related parties are described in NOTE 6 to the financial statements included herein.
2)	A board resolution was passed on February 13, 2020 that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they receive less than full salaries.
3)	During 2024, the board of directors approved an increase in salaries to two officers of the Company retroactive to August 1, 2023, in light of the fact that they are not receiving payments of salaries on a consistent basis. CEO Ben Slager is to receive annual salary of $525,000 and CFO Anthony Santelli $325,000.
4)	In June 2024, the board of directors approved a partial anti-dilution compensation for CEO Ben Slager, CFO Anthony Santelli, and Director Chris Kneppers to be paid in restricted stock units and stock options of 4%, 3%, and 3%, respectively, of the equity and warrants sold to investors on the next $50 million in equity raised into the Company or its subsidiaries. This is compensation for their deferring salary or lending funds to the Company until such raise(s) is affected. These restricted share units will be issued as the Company raises capital through sale of its common stock. As of the end of 2024, Ben Slager is to be issued 88,800 RSUs and options with a 15 cent exercise price and expiring on November 14, 2029, and both Anthony Santelli and Chris Kneppers are each to be issued 66,600 RSUs and 66,600 options. These remain payable as of December 31, 2024.
5)	As of April 1, 2024, the board of directors approved ceasing accruing interest on back pay due to officers and on directors’ fees. In lieu of interest, the Company will pay an additional $25,000 to each director contingent upon the financing of the first plant or the successful uplisting to the NYSE or Nasdaq. Similarly, a performance bonus equal to 100% of the outstanding back pay balance due to Officers Ben Slager and Anthony Santelli shall be paid contingent upon the financing of the first plant. These amounts automatically come due upon a Change of Control or if the Company files for bankruptcy under Chapter 11 or Chapter 7.
6)	As of August 28, 2024, each Director that is not an Officer shall receive 3.5% in cash and 3.5% in warrants for any investor first introduced to the Company by the Director. The warrants shall either be at the same price as any warrants being offered in the raise, or, if there are no warrants in the raise, then at the closing market price on the date in which the funds are received. All warrants will have a 5-year expiration from the date of the investment. No such cash/warrants were earned in 2024.

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

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, Assure, CPA for professional services rendered for the audit of its annual financial statements for fiscal year ended December 31, 2023, and review its interim financial statements for the first, second and third quarters of 2024 are approximately $59,479.

Audit Related fees

During the past fiscal year, no fees were billed or incurred for assurance or related services by the Company’s auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During the past fiscal year, the Company incurred approximately $4,100 for tax preparation fees for the fiscal year ended December 31, 2023 and $2,900 for fiscal year ended December 31, 2022.

All Other Fees

During the past fiscal year, no other fees were billed or incurred for services by the Company’s auditors other than the fees noted above. The Company’s board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of its auditors.

The Board of Directors Preapproval Policies

The Company has had a functioning audit committee since May 2018. For the fiscal year ending December 31, 2024, the Company’s full board approved of the audit arrangement with Assure, CPA. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Company’s board of directors regarding its engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, its board of directors is informed of each service provided, and such policies and procedures do not include delegation of its board of directors’ responsibilities under the Exchange Act to its management. The Company’s board of directors may delegate to one or more designated members of its board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If the board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ending December 31, 2023, 100% of audit-related services, tax services and other services performed by the Company’s independent auditors were pre-approved by its board of directors.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Company’s S-1 filed May 23, 2012)

3.2	Certificate of Amendment to Articles of Incorporation filed November 19, 2014 (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

3.3	Certificate of Amendment to Articles of Incorporation filed June 17, 2016 (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

3.4	Certificate of Amendment to Articles of Incorporation filed July 26, 2021 (incorporated by reference to the Company’s 8-K filed on July 30, 2021)

3.5	Bylaws (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

10.1	Employment Agreement, dated June 1, 2020, between the Company and Ben Slager (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021)

10.2	Employment Agreement, dated June 1, 2020, between the Company and Anthony Santelli (incorporated by reference to the Company’s Form 10-12G/A filed on February 16, 2021

10.3	2021 Employee, Director Stock Plan (incorporated by reference to definitive 14C filed with the SEC on June 24, 2021)

14	Code of Ethics (incorporated by reference to the Company’s 2023 Form 10K filed on March 31, 2023)

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	March 19, 2025

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	March 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	March 19, 2025

By	/s/ Anthony Santelli II
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	March 19, 2025

By	/s/ George D. Bolton
George D. Bolton
Director

Date	March 19, 2025

By	/s/ Charles F. Sills
Charles F. Sills
Director

Date	March 19, 2025

By	/s/ Peter Zimeri
Peter Zimeri
Director

Date	March 19, 2025

By	/s/ Edmund Burke
Edmund Burke
Director

Date	March 19, 2025

By	/s/ Chris Kneppers
Chris Kneppers
Director

Date	March 19, 2025

