Form 10-Q
period 2025-03-31
BLUE BIOFUELS, INC.
filed 2025-04-30
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2025

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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (April 11, 2025): 309,129,508.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Financial Statements

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$7,583	$48,797
Prepaid Expenses	32,489	32,489
TOTAL CURRENT ASSETS	40,072	81,286
Other Assets
Property and Equipment, net of accumulated depreciation and amortization of $391,813 and $361,887 at March 31, 2025 and December 31, 2024, respectively	641,988	539,648
Security Deposits	80,276	30,276
Right of Use Assets, net of accumulated amortization	422,208	440,298
Patents and Trademarks	298,079	298,079
TOTAL OTHER ASSETS	1,442,551	1,308,301
TOTAL ASSETS	$1,482,623	$1,389,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$267,440	$227,195
Accounts Payable - Related Party	72,670	72,670
Deferred Wages and Directors’ Fees - Related party	1,732,731	1,607,870
Right of Use Lease Liability - Current	71,234	68,677
Convertible Notes Payable — Other	-	50,000
Interest Payable - Related Party	185,703	185,703
TOTAL CURRENT LIABILITIES	2,329,778	2,212,115
Long term liabilities
Right of Use Lease Liability, Long Term	353,786	372,745
Notes Payable — Related Party	1,240,000	1,140,000
Convertible Notes Payable — Related Party	190,000	190,000
Legacy Notes Payable — Related Party	200,630	200,630
Legacy Notes Payable — Other	120,000	120,000
TOTAL LONG TERM LIABILITIES	2,104,416	2,023,375
TOTAL LIABILITIES	4,434,194	4,235,490

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 308,629,508 and 307,960,508 issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	308,630	307,961
Additional paid-in capital	54,239,393	54,101,897
Accumulated deficit	(57,499,594)	(57,255,761)
TOTAL STOCKHOLDERS’ DEFICIT	$(2,951,571)	$(2,845,903)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,482,623	$1,389,587

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31
	2025	2024
Revenue	$-	$-
Operating expense:
General and administrative	338,098	295,982
Research and development	350,707	607,635
Total operating expenses	688,805	903,617

Loss from operations:	(688,805)	(903,617)

Other (income) expense:
Government grant income	(444,970)	-
Interest expense - related party	-	42,092
Other (income) expense	(2)	1,163
Total other (income) expense	(444,972)	43,255

Income (Loss) before provisions for income taxes	$(243,833)	$(946,872)
Provisions for income taxes	-	-
Net Income (Loss)	$(243,833)	$(946,872)

Net income (loss) per share - basic and diluted	$(0.001)	$(0.003)

Weighted average common shares outstanding
Basic	308,459,719	302,788,463
Diluted	308,459,719	302,788,463

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	302,750,963	$302,751	$51,972,947	$(55,836,780)	$(3,561,082)
Issuance of common stock for services	52,500	$52	$4,148	-	$4,200
Issuance of 87,500 warrants for services	-	-	5,494	-	5,494
Stock based compensation recognized under the employee, director plan	-	-	279,248	-	279,248
Net Income (Loss)				(946,872)	$(946,872)
Balance as of March 31, 2024	302,803,463	$302,803	$52,261,837	$(56,783,652)	$(4,219,012)

Balance as of December 31, 2024	307,960,508	$307,961	$54,101,897	$(57,255,761)	$(2,845,903)
Employee director stock options exercised on a cashless basis	44,000	44	(44)	-	-
Issuance of common stock and warrants on the conversion of notes	625,000	625	49,375	-	50,000
Stock based compensation recognized under the employee, director plan	-	-	88,165	-	88,165
Net Income (Loss)				(243,833)	(243,833)
Balance as of March 31, 2025	308,629,508	$308,630	$54,239,393	$(57,499,594)	$(2,951,571)

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31
	2025	2024
Cash flows from operating activities
Net Income (Loss)	$(243,833)	$(946,872)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	29,926	29,810
Stock based compensation	88,165	288,942
Changes in operating assets and liabilities
Prepaid expenses	-	2,999
Accounts payable	12,609	2,484
Deferred wages and directors fees — related party	124,861	325,700
Interest payable - related party	-	42,092
Right of use lease	1,688	(1,019)
Net cash provided by (used in) operating activities	13,416	(255,864)

Cash flows from investing activities
Purchase of property and equipment	(104,630)	-
Deposit on land	(50,000)	-
Patent and trademark costs	-	(20,825)
Net cash used in investing activities	(154,630)	(20,825)

Cash flows from financing activities
Proceeds from issuance of convertible note payable	-	260,000
Proceeds from the issuance of notes payable — RP	100,000
Net cash provided by financing activities	100,000	260,000

Net increase (decrease) in cash and cash equivalents	(41,214)	(16,689)

Cash and cash equivalent at beginning of the period	48,797	41,008
Cash and cash equivalent at end of the period	$7,583	$24,319

Non-cash financing and investing activities
Issuance of common stock and warrants on the conversion of notes payable	$50,000	$-

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc., was incorporated in Nevada on March 28, 2012, as Alliance Media Group Holdings, Inc. Since December 2013, Blue Biofuels, Inc. (the “Company”) has been a technology company focused on emerging technologies in renewable energy, biofuels, and lignin.

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of March 31, 2025, the Company has incurred accumulated losses of $57,499,594. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed financial statements do not include all disclosures required of annual financial statements and, accordingly, should be read in conjunction with our financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Operating results for the three months ended March 31, 2025, may not be indicative of full year 2025 results.

In management’s opinion, the accompanying condensed financial statements contain all adjustments necessary for a fair statement of our financial position as of March 31, 2025, and our results of operations, changes in stockholders’ deficit and cash flows for the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025 and 2024, due to net losses, all potential dilutive securities are antidilutive.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	March 31, 2025	December 31, 2024
Building and Improvements	15	$9,370	$9,370
Construction and Engineering	10	171,817	45,342
Machinery and Equipment	10	827,193	821,402
Furniture and Fixtures	5	13,596	13,596
Computer Equipment	3	11,825	11,825
		1,033,801	901,535
Less Accumulated Depreciation		$(391,813)	$(361,887)
Property and Equipment		$641,988	$539,648

Total depreciation expense was $29,926 and $29,810 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The Company has been granted one patent on its technology and one continuation patent in the United States and various international jurisdictions, has filed for three others that are pending, and has also applied for international patents on all of its patents. The Company has capitalized the legal and filing fees of $298,079 and $298,079 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 6 – DEBT

Notes Payable – Related Party

In 2023 and 2024, the Company borrowed a total of $1,140,000 from board member Chris Kneppers.The notes are now payable on the earliest of the date on which the Company (1) uplists to the Nasdaq or NYSE; (2) receives $5 million in equity financing; or (3) begins generating revenue from its first facility. In the first quarter of 2025, the Company borrowed an additional $100,000 from Mr. Kneppers with the same terms. In lieu of interest, the Company will pay Mr. Kneppers 100% of the outstanding loan balance due him contingent upon the financing of the first plant. All interest and loan amounts automatically come due upon a change of control of the Company or if the Company files for bankruptcy under Chapter 11 or Chapter 7. During the quarters ended March 31, 2025 and 2024, the Company recognized $0 and $11,500, respectively, in interest expense on these notes due to Mr. Kneppers. At March 31, 2025, accrued interest payable to Mr. Kneppers is $46,651.

Convertible Notes Payable – Related Party

In June and November 2023, the Company entered two long-term convertible notes with board member Edmund Burke with principal amounts of $25,000 and $15,000, respectively, to be repaid when the Company receives an equity investment of at least $3 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 307,692 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 80,000 warrants having a strike price of $0.15 and an expiration of 5 years every twelve months in lieu of interest. During the quarter ended March 31, 2025, and March 31, 2024, no warrants were issued as they are issued each June and November for the prior year.

In April 2023, the Company entered a long-term convertible note with board member Edmund Burke, with a principal balance of $150,000, to be repaid when the Company receives an equity investment of at least $1.5 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 1,153,846 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 100,000 warrants having a strike price of $0.15 and an expiration of 5 years every six months in lieu of interest. During the quarter ended March 31, 2025, and March 31, 2024, no warrants were issued as they are issued each April. When issued, the fair value of these warrants is included in interest expense – related parties on the statement of operations.

Convertible Notes Payable – Non-Related Parties

In December 2023, the Company issued a convertible note to one individual for $50,000. The note was non-interest bearing and had a term of thirteen months. In January 2025, the note was converted into 625,000 shares of the Company’s common stock and 625,000 warrants with a strike price of $0.10 per share and a five year expiration.

A summary of all Notes that remain including those indicated in the Notes above is as follows:

Notes Payable	March 31, 2025	December 31, 2024
Current Convertible Notes — Other	$-	$50,000
Long Term Convertible Notes Payable – Related Party	190,000	190,000
Long-Term Notes Payable – Related Party	1,240,000	1,140,000
Long Term Notes Payable from future revenue — Related Party	200,630	200,630
Long Term Notes Payable from future revenue — Other	120,000	120,000
TOTAL NOTES	$1,750,630	$1,700,630

Of the $1,750,630 payable as of March 31, 2025, none is payable in cash at a specific point in time. $1,430,000 is due only after achieving certain milestones. $320,630 is due out of future revenue with no specific due date.

At March 31, 2025, there are $190,000 in convertible notes that, if converted, would convert into 1,461,538 shares.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2025 and 2024, the Company issued an aggregate of 0 and 52,500 shares, respectively, of its common stock for services with a fair value based on the trading price of the Company’s stock on the date of issuance of $0 and $4,200, respectively.

During the three months ended March 31, 2025 in connection with the conversion of debt with a balance of $50,000, the Company issued 625,000 shares of its common stock and 625,000 warrants with an exercise price $0.10 and term of five years. See Note 6.

During the three months ended March 31, 2025, the Company issued 44,000 shares of its common stock due to the cashless exercise of 100,000 options by one of its directors.

Warrants:

During the three-month period ended March 31, 2025 and 2024, the Company issued 0 and 87,500 warrants for services with a fair value of $0 and $5,494, respectively.

A summary of warrant activity for the year ended December 31, 2024 and three months ended March 31, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2023	24,015,976	0.22
Issued in connection with:
Common stock units sold for cash	1,970,000	0.15
Services	303,500	0.11
Debt-related interest	180,000	0.15
Debt conversion	3,125,000	0.10
Expired or rescinded	(3,397,981)	0.09
Exchanged for stock options	1,250,000	0.20
Balance, December 31, 2024	27,446,495	$0.21
Issued in connection with:
Debt conversion	625,000	0.10
Expired or rescinded	0
Balance, March 31, 2025	28,071,495	0.21

Warrants outstanding at March 31, 2025 have a weighted average exercise price of $0.21 and a weighted average remaining term of 3.0 years.

Stock Options:

During the three-month period ended March 31, 2025 and 2024, the Company recognized $88,165 and $279,248 of stock based compensation, respectively. Of this amount, $33,709 (2024: $16,940) was classified as general and administrative expense and $54,456 (2024: $262,308) was classified as research and development expenses.

A summary of option activity for the year ended December 31, 2024 and three months ended March 31, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2023	61,555,000	0.15
Options granted	29,166,571	0.11
Options expired	(500,000)	0.05
Exchanged for warrant	(1,250,000)	0.20
Balance, December 31, 2024	88,971,571	$0.13
Options granted	1,659,090	0.11
Options expired	(3,158,334)	0.18
Options exercised	(100,000)	0.07
Balance, March 31, 2025	87,372,327	0.13
Vested, March 31, 2025	44,259,324	0.13

The weighted average exercise price of outstanding and vested options is $0.13 and $0.13, respectively. The weighted average remaining life of outstanding and vested options is 7.0 years and 6.3 years, respectively. At March 31, 2025, outstanding vested options had an intrinsic value of $468,668, and the total intrinsic value of all options is $901,962.

At March 31, 2025, remaining compensation to be recognized as future vesting of stock options is approximately $5.1 million of which approximately $0.15 million will vest over the next year and approximately $4.9 million will vest upon the probability of achieving performance milestone criteria.

Black Scholes Model Variables:

The fair value associated with warrants and options issued or modified during the three months ended March 31, 2025 were valued on the date of issuance or modification.

The following ranges of assumptions were used in calculations of the Black-Scholes option pricing models for option and warrant-based stock compensation issued in the quarters ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Exercise price	$0.11	$0.10
Risk-free interest rate	4.54%	3.93% - 4.20%
Expected term (in years)	10.0	5.0 to 10.0
Expected share price volatility	109.69%	89.73% to 92.01%
Expected dividend yield	0.0% - 0.0%	0.0% - 0.0%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. The Company is not in any litigation at this time.

Leases

The Company currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed balance sheet. During the three month period ended March 31, 2025, the Company renewed the leases when they expired. The new lease has a term of five years and has escalating monthly payments range from $9,100 to $10,242. At inception, the lease was classified as an operating lease and the Company recorded a ROU lease asset and liability of $452,132 and $452,132, respectively, at a discount rate of 10%. Rent expense for the three months ending March 31, 2025, and 2024 were $57,579 and $42,151, respectively, which is expensed as part of G&A in the statement of operations.

At March 31, 2025, minimum lease payments to be paid by the Company are as follows:

Remainder of 2025	$82,450
2026	113,043
2027	116,434
2028	119,928
2029	102,426
Total lease payments	534,281
Less imputed interest	(109,261)
Present value of lease liabilities	425,020
Current portion	(71,234)
Long term portion	$353,786

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party transactions with the Company are as follows:

1)	Short-term notes payable, convertible notes, and legacy liabilities issued to related parties are described in NOTE 6.
2)	A board resolution was passed on February 13, 2020 that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they receive less than full salaries.
3)	During 2024, the board of directors approved an increase in salaries to two officers of the Company retroactive to August 1, 2023, in light of the fact that they are not receiving payments of salaries on a consistent basis. CEO Ben Slager is to receive annual salary of $525,000 and CFO Anthony Santelli $325,000.
4)	In June 2024, the board of directors approved a partial anti-dilution compensation for CEO Ben Slager, CFO Anthony Santelli, and Director Chris Kneppers to be paid in restricted stock units and options of 4%, 3%, and 3%, respectively, of the equity and warrants granted to investors on the next $50 million in equity raised into the Company or its subsidiaries. This is compensation for their deferring salary or lending funds to the Company until such raise(s) is affected. These restricted share units will be issued as the Company raises capital through sale of its common stock. As of March 31, 2025, Ben Slager is to be issued 88,800 RSUs and options with a 15 cent exercise price and expiring on November 14, 2029, and both Anthony Santelli and Chris Kneppers are each to be issued 66,600 RSUs and 66,600 options. None of the RSUs nor options have been issued as of March 31, 2025.

5)	As of April 1, 2024, the board of directors approved ceasing accruing interest on back pay due to officers and on directors fees. In lieu of interest, the Company will pay an additional $25,000 to each director contingent upon the financing of the first plant or the successful uplisting to the NYSE or Nasdaq. Similarly, a performance bonus equal to 100% of the outstanding back pay balance due to Officers Ben Slager and Anthony Santelli shall be paid contingent upon the financing of the first plant. These amounts automatically come due upon a Change of Control or if the Company files for bankruptcy under Chapter 11 or Chapter 7.
6)	As of August 28, 2024, each Director that is not an Officer shall receive 3.5% in cash and 3.5% in warrants for any investor first introduced to the Company by the Director. The warrants shall either be at the same price as any warrants being offered in the raise, or, if there are no warrants in the raise, then at the closing market price on the date in which the funds are received. All warrants will have a 5-year expiration from the date of the investment. No such cash/warrants have been earned to date.

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

During the three month periods ended March 31, 2025, $440,970 was recognized as grant income for this grant. The Company anticipates recognizing an additional $420,030 on this grant over the next 12 months.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From April 1, 2025 to the date of this filing, the Company issued 500,000 shares and warrants for $50,000 to an unrelated party.

From April 1, 2025 to the date of this filing, the Company received $75,000 from a board member in exchange for a note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by, and information currently available to, its management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that the Company desires to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; and other risks and uncertainties. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this financial statement identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.38 billion gallons for 2025 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2024 called for 21.54 billion gallons of total renewable fuel, whereas for 2025 it’s 22.33 billion gallons with 7.33 billion gallons from advanced biofuels, including cellulosic biofuels, leaving 15 billion gallons for conventional biofuels (corn ethanol). The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $2.51 per gallon of ethanol. For comparison, the D6 RIN for corn ethanol is $0.96. To profit from these incentives, the Company plans to apply for these RIN credits as it brings its first plant into commercial operation.

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

Capital Formation

From January 1, 2025, through the date of filing, the Company issued an aggregate of 44,000 shares of its common stock for the cashless exercise of 100,000 options.

From January 1, 2025, through the date of filing, the Company issued an aggregate of 1,125,000 shares and warrants for the conversion of $50,000 in debt and $50,000 in cash.

From January 1, 2025, through the date of filing, 6,915,757 options vested. During the three months ended March 31, 2025, the Company recognized additional stock-based compensation of $88,165 in connection with the expensing of unvested options.

From January 1, 2025, through the date of filing, 3,158,334 unvested options expired.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. As of March 31, 2025, the Company had a working capital deficit of $2,289,706 and had incurred accumulated losses of $57,499,594 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three month period ended March 31, 2025 to March 31, 2024

For the three months ended March 31, 2025, the Company recognized $0 in revenue as opposed to $0 in 2024.

For the three months ended March 31, 2025, the Company’s general and administrative expenses increased by $42,116 to $338,098 from $295,982 in 2024. This increase is primarily the result of $56,199 in consulting expenses in 2025 versus $20,847 in 2024.

Interest expense decreased in the quarter ended March 31, 2025 by $43,255 to $0 from $43,255 in 2024.

Research and development (R&D) costs for the quarter ended March 31, 2025, were $350,707 a decrease of $256,928 from $607,635 in 2024. The decrease in R&D expenses is primarily the result of equity-based compensation of $262,308 in 2024 versus $54,456 in 2025.

Liquidity and Capital Resources

Liquidity

As of March 31, 2025, the Company had $7,583 in cash and cash equivalents, and total stockholders’ deficit on March 31, 2025, was $2,951,571. As of December 31, 2024, the Company had $48,797 in cash and cash equivalents, and total stockholders’ deficit at December 31, 2024, was $2,845,903. Total debt, including convertible notes, accounts payable and other notes payable at March 31, 2025, together with interest payable thereon and legacy liabilities, was $4,434,194 an increase of $198,704 from December 31, 2024, where it stood at $4,235,490. This increase is primarily attributable to an increase in deferred wages of $124,861 and a net increase in debt of $50,000.

During the three months ended March 31, 2025, the Company’s net cash provided by operating activities was $13,416 compared to net cash used in operating activities of $255,864 in the three months ending March 31, 2024. This is primarily attributed to lower net loss and a smaller change in deferred wages from $325,700 to $124,861 in 2025.

During the three months ended March 31, 2025, the Company generated an aggregate of $100,000 through its financing activities versus $260,000 in the three months ended March 31, 2024, which is a decrease of $160,000. This decrease from the prior year can primarily be attributed to net proceeds of $100,000 for the issuance of notes payable in 2025 versus $260,000 in 2024.

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

As of the date of this filing, in 2025 the Company has raised $175,000 through the issuance of notes and $50,000 through the issuance of shares. The Company previously raised $17,160,625 in shares and $2,245,916 through converted notes and $1,430,000 in debt or convertible notes since inception. However, there is no guarantee that the Company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of March 31, 2025, shareholders’ deficit was $2,951,571.

There were 308,629,508 shares of common stock issued and outstanding as of March 31, 2025.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2025. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, there are no material claims or suits whose outcomes could have a material effect on the Company’s financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2025, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Clay Taylor	01/21/25	Common Stock	625,000	Note Conversion
Peter Zimeri	02/18/25	Common Stock	44,000	Exercise of Options
Anthony Santelli, Sr.	04/04/25	Common Stock	500,000	Purchase @ $0.10 per share

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

Date April 30, 2025

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date April 30, 2025

