Form 10-Q
period 2025-09-30
BLUE BIOFUELS, INC.
filed 2025-10-23
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2025

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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (October 23, 2025): 315,723,332.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Financial Statements

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$95,194	$48,797
Prepaid Expenses	11,451	32,489
TOTAL CURRENT ASSETS	$106,645	$81,286
Other Assets
Property and Equipment, net of accumulated depreciation and amortization of $452,279 and $361,887 at September 30, 2025 and December 31,2024, respectively	$585,408	539,648
Deposits	80,276	30,276
Right of Use Assets, net of accumulated amortization	384,778	440,298
Patents and Trademarks, net of accumulated amortization	329,094	298,079
TOTAL OTHER ASSETS	$1,379,556	$1,308,301
TOTAL ASSETS	$1,486,201	$1,389,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	183,924	227,195
Accounts Payable - Related Party	66,570	72,670
Deferred Wages and Directors Fees - Related Party	1,889,960	1,607,870
Right of Use Lease Liability - Current	76,544	68,677
Convertible Notes Payable — Other	-	50,000
Interest Payable - Related Party	176,484	185,703
TOTAL CURRENT LIABILITIES	$2,393,482	$2,212,115
Long Term Liabilities
Right of Use Lease Liability - Long Term	314,425	372,745
Notes Payable — Related Party	1,325,000	1,140,000
Convertible Notes Payable — Related Party	190,000	190,000
Legacy Notes Payable — Related Party	200,630	200,630
Legacy Notes Payable — Other	120,000	120,000
TOTAL LONG TERM LIABILITIES	$2,150,055	$2,023,375
TOTAL LIABILITIES	$4,543,537	$4,235,490

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 314,723,332 issued and outstanding at September 30, 2025, and 307,960,508 shares issued and outstanding at December 31, 2024.	314,723	307,961
Additional paid-in capital	55,470,834	54,101,897
Accumulated deficit	(58,842,893)	(57,255,761)
TOTAL STOCKHOLDERS’ DEFICIT	$(3,057,336)	$(2,845,903)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,486,201	$1,389,587

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Revenues	$-	$-	$-	$-
Operating expense:
General and administrative	350,577	236,981	1,119,809	781,718
Research and development	485,677	410,805	1,307,853	1,309,829
Loss on disposal of assets	-	-	-	1,000
Total operating expenses	836,254	647,786	2,427,662	2,092,547

Loss from operations:	(836,254)	(647,786)	(2,427,662)	(2,092,547)

Other (income) expense:
Grants income	(420,030)	(100,000)	(865,000)	(100,000)
Gain on extinguishment of debt		(2,417,502)		(2,417,502)
Interest expense - related party	6,328	3,429	24,477	52,244
Interest expense - other	(5)	206	(7)	2,325
Total other (income) expense	(413,707)	(2,513,867)	(840,530)	(2,462,933)

Income (Loss) before provisions for income taxes	$(422,547)	$1,866,081	$(1,587,132)	$370,386
Provisions for income taxes	-	-	-	-
Net Income (Loss):	$(422,547)	$1,866,081	$(1,587,132)	$370,386

Net income (loss) per basic share	$(0.001)	$0.006	$(0.005)	$0.001

Net income (loss) per share, fully diluted	$(0.001)	$0.006	$(0.005)	$0.001

Weighted average common shares outstanding
Basic	312,167,546	303,143,362	310,842,369	302,938,045
Diluted	312,167,546	316,851,770	310,842,369	317,159,087

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2023	302,750,963	$302,751	$51,972,947	$(55,836,780)	$(3,561,082)
Issuance of common stock for services	52,500	$52	$4,148	-	$4,200
Issuance of 87,500 warrants for services	-	-	5,494	-	5,494
Stock based compensation recognized under the employee, director plan	-	-	279,248	-	279,248
Net Income (Loss)	-	-	-	$(946,872)	$(946,872)
Balance as of March 31, 2024	302,803,463	$302,803	$52,261,837	$(56,783,652)	$(4,219,012)
Issuance of common stock for services	62,045	$62	$5,832	-	$5,894
Issuance of 40,000 warrants for services	-	-	3,094	-	3,094
Issuance of 100,000 warrants for interest	-	-	6,518	-	6,518
Cancelling 350,000 warrants for services	-	-	(29,991)	-	(29,991)
Stock based compensation recognized under the employee, director plan	-	-	29,767	-	29,767
Net Income (Loss)	-	-	-	$(548,823)	$(548,823)
Balance as of June 30, 2024	302,865,508	$302,865	$52,277,057	$(57,332,475)	$(4,752,553)
Issuance of 50,000 warrants for services	-	-	3,256	-	3,256
Issuance of 50,000 warrants for interest	-	-	3,429	-	3,429
Repricing of warrants for services	-	-	7,863	-	$7,863
Granting of 1,000,000 vested options and vesting 100,000 under the employee, director plan	-	-	105,807	-	$105,807
Expensing of unvested options under the employee, director plan	-	-	29,180	-	$29,180
Conversion of Notes	2,812,500	2,813	222,187	-	225,000
Net Income (Loss)	-	-	-	$1,866,081	$1,866,081
Balance as of September 30, 2024	305,678,008	$305,678	$52,648,779	$(55,466,394)	$(2,511,937)

Balance as of December 31, 2024	307,960,508	$307,961	$54,101,897	$(57,255,761)	$(2,845,903)
Employee director stock options exercised on a cashless basis	44,000	44	(44)	-	-
Issuance of common stock and warrants on the conversion of notes	625,000	625	49,375	-	50,000
Stock based compensation recognized under the employee, director plan	-	-	88,165	-	88,165
Net Income (Loss)	-	-		(243,833)	(243,833)
Balance as of March 31, 2025	308,629,508	$308,630	$54,239,393	$(57,499,594)	$(2,951,571)
Issuance of common stock for services and capitalized patent and trademark costs	415,975	$416	$41,181	-	$41,597
Issuance of 250,000 warrants for services	-	-	22,936	-	22,936
Issuance of 200,000 warrants for interest	-	-	18,149	-	18,149
Employee director stock options exercised on a cashless basis	106,687	106	(106)	-	$-
Warrants exercised	125,000	125	6,125		$6,250
Stock based compensation recognized under the employee, director plan	-	-	351,322	-	351,322
Issuance of common stock and warrants for cash through private placements	2,600,000	$2,600	257,400	-	$260,000
Net Income (Loss)	-	-	-	$(920,752)	$(920,752)
Balance as of June 30, 2025	311,877,170	$311,877	$54,936,400	$(58,420,346)	$(3,172,069)
Issuance of common stock for services and capitalized property and equipment	862,441	862	96,528	-	$97,390
Issuance of 50,000 warrants for interest	-	-	6,328	-	6,328
Employee director stock options exercised on a cashless basis	233,721	234	(234)	-	-
Issuance of common stock and warrants for cash through private placements	1,750,000	1,750	173,250	-	175,000
Stock based compensation recognized under the employee, director plan	-	-	258,562	-	258,562
Net Income (Loss)	-	-	-	$(422,547)	$(422,547)
Balance as of September 30, 2025	314,723,332	$314,723	$55,470,834	$(58,842,893)	$(3,057,336)

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net income (loss)	$(1,587,132)	$370,386
Reconciliation of net income (loss) to net cash used in operating activities
Depreciation and amortization	127,440	89,135
Stock based compensation for services	754,256	443,811
Issuance of warrants for interest	24,477	9,947
Gain on extinguishment of debt	-	(2,417,502)
Loss on disposal of assets	-	1,000
Changes in operating assets and liabilities
Prepaid expenses	(300)	(31,239)
Accounts payable	(49,371)	(13,664)
Deferred wages and directors’ fees — related party	282,090	718,625
Interest payable - related party	(9,219)	42,297
Right of use lease	5,067	(4,209)
Net cash used in operating activities	(452,692)	(791,412)

Cash flows from investing activities
Net purchase of property and equipment	(68,899)	-
Deposit on land	(50,000)	-
Patent and trademark costs	(8,262)	(30,230)
Net cash used in investing activities	(127,161)	(30,230)

Cash flows from financing activities
Proceeds from exercise of warrants	6,250	-
Proceeds from the issuance of notes payable - RP	185,000	680,000
Proceeds from the issuance of convertible notes - other	-	250,000
Proceeds from issuance of common stock and warrants	435,000	-
Net cash provided by financing activities	626,250	930,000

Net increase (decrease) in cash and cash equivalents	46,397	108,358

Cash and cash equivalents at beginning of the period	48,797	41,008
Cash and cash equivalents at end of the period	$95,194	$149,366

Non-cash Financing and Investing Activities
Recognition of Operating lease liability and right-of-use asset	$-	$452,132
Issuance of common stock for patent and trademark costs	$38,463	$-
Issuance of common stock for property and equipment	$67,253	$-
Issuance of common stock and warrants on the conversion of notes payable	$50,000	$225,000

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

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of September 30, 2025, the Company has incurred accumulated losses of $58,842,893. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Operating results for the nine months ended September 30, 2025, may not be indicative of full year 2025 results.

In management’s opinion, the accompanying condensed financial statements contain all adjustments necessary for a fair statement of our financial position as of September 30, 2025, and our results of operations, changes in stockholders’ deficit and cash flows for the three and nine months ended September 30, 2025 and 2024. Certain prior period amounts have been reclassified to conform to the 2025 financial statement presentation. Reclassifications had no effect on net income (loss), cash flows, or stockholders’ (deficit) as previously reported.

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

For the three and nine months ended September 30, 2025, due to net losses, all potential dilutive securities are antidilutive. Dilutive options and warrants totaling 13,708,408 and 14,221,042 for the three and nine months ended September 30, 2024, respectively, were included in diluted weighted average shares due to various options and warrants having their exercise prices lower than the average trading price of the Company’s common stock for the periods.

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

In December 2023, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ ASU” ) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our financial statements and disclosures.

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	September 30, 2025	December 31, 2024
Building and Improvements	15	$9,370	$9,370
Construction and Engineering	10	171,817	45,342
Machinery and Equipment	10	831,079	821,402
Furniture and Fixtures	5	13,596	13,596
Computer Equipment	3	11,825	11,825
		1,037,687	901,535
Less Accumulated Depreciation		$(452,279)	$(361,887)
Property and Equipment		$585,408	$539,648

Total depreciation expense was $90,392 and $89,135 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The Company has been issued three patents on its technology in the United States and has six pending patents. The Company has also applied for international patents on all of its patents. The Company has capitalized patent legal and filing fees of $310,529 and $286,115 as of September 30, 2025, and December 31, 2024, respectively. The amount are net of accumulated amortization of $37,048 as of September, 2025, and $0 as of December 2024. The Company has one trademark registered and four pending. The Company has capitalized the trademark legal and filing fees of $18,565 and $11,964 as of September 30, 2025 and December 31, 2024, respectively.

NOTE 6 – DEBT

Notes Payable – Related Party

In 2023 and 2024, the Company borrowed a total of $1,140,000 from board member Chris Kneppers.The notes are now payable on the earliest of the date on which the Company (1) uplists to the Nasdaq or NYSE; (2) receives $5 million in equity financing; or (3) begins generating revenue from its first facility. In the first half of 2025, the Company borrowed an additional $185,000 from Mr. Kneppers with the same terms. In lieu of interest, the Company will pay Mr. Kneppers 100% of the outstanding loan balance due him contingent upon the financing of the first plant. All interest and loan amounts automatically come due upon a change of control of the Company or if the Company files for bankruptcy under Chapter 11 or Chapter 7. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $0 (2024: $0) and $0 (2024: $11,500), respectively, in interest expense on these notes due to Mr. Kneppers. At September 30, 2025, accrued interest payable to Mr. Kneppers is $46,651.

Convertible Notes Payable – Related Party

In July and November 2023, the Company entered two long-term convertible notes with board member Edmund Burke with principal amounts of $25,000 and $15,000, respectively, to be repaid when the Company receives an equity investment of at least $3 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 307,692 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 80,000 warrants having a strike price of $0.15 and an expiration of 5 years every twelve months in lieu of interest. During the three and nine months ended September 30, 2025, and September 30, 2024, 50,000 warrants were issued as they are issued each July and November for the prior year. These had a value of $6,328 and $3,429 respectively and were recognized as interest expense – related party on the statement of operations.

In April 2023, the Company entered a long-term convertible note with board member Edmund Burke, with a principal balance of $150,000, to be repaid when the Company receives an equity investment of at least $1.5 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 1,153,846 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 100,000 warrants having a strike price of $0.15 and an expiration of 5 years every six months in lieu of interest. During the nine months ended September 30, 2025, 200,000 warrants were issued, and in 2024, 100,000, respectively. These had a value of $18,149 (2025) and $6,518 (2024) and were recognized as interest expense – related party on the statement of operations.

Convertible Notes Payable – Non-Related Parties

In December 2023, the Company issued a convertible note to one individual for $50,000. The note was non-interest bearing and had a term of thirteen months. In January 2025, the note was converted into 625,000 shares of the Company’s common stock and 625,000 warrants with a strike price of $0.10 per share and a five-year expiration.

A summary of all Notes that remain above is as follows:

Notes Payable	September 30, 2025	December 31, 2024
Current Convertible Notes — Other	$-	$50,000
Long Term Convertible Notes Payable – Related Party	190,000	190,000
Long-Term Notes Payable – Related Party	1,325,000	1,140,000
Long Term Notes Payable from future revenue — Related Party	200,630	200,630
Long Term Notes Payable from future revenue — Other	120,000	120,000
TOTAL NOTES	$1,835,630	$1,700,630

Of the $1,835,630 payable as of September 30, 2025, none is payable in cash at a specific point in time. $1,515,000 is due only after achieving certain milestones. $320,630 is due out of future revenue with no specific due date.

At September 30, 2025, there are $190,000 in convertible notes that, if converted, would convert into 1,461,538 shares.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2025 and 2024, the Company issued an aggregate of 605,896 and 114,545 shares, respectively, of its common stock for services with a fair value based on the trading price of the Company’s stock on the date of issuance of $71,734 and $10,094, respectively.

During the nine months ended September 30, 2025 and 2024, the Company issued an aggregate of 672,520 and 0 shares, respectively, of its common stock for property and equipment with a fair value of $67,253 and $0, respectively.

During the nine months ended September 30, 2025 in connection with the conversion of debt with a balance of $50,000, the Company issued 625,000 shares of its common stock and 625,000 warrants with an exercise price $0.10 and term of five years. See Note 6.

During the nine months ended September 30, 2025, the Company issued 384,408 shares of its common stock due to the cashless exercise of 650,000 options by one of its directors and one of its employees.

During the nine-months ended September 30, 2025, the Company issued 125,000 shares of its common stock due to the exercise of 125,000 warrants for $6,250.

During the nine-months ended September 30, 2025, the Company issued 4,350,000 shares of its common stock and warrants, with a strike price of 15 cents and a five-year expiration, through a private placement for proceeds of $435,000.

Warrants:

During the nine-month period ended September 30, 2025 and 2024, the Company issued 250,000 and 177,500 warrants for services with a fair value of $22,936 and $11,844, respectively for the vested warrants. An additional 500,000 unvested warrants were issued during 2025. The warrants had a fair value of $50,231 on the date of issuance and will vest upon the probability of achieving performance milestone criteria.

During the nine-month period ended September 30, 2025 and 2024, the Company issued 250,000 and 150,000 warrants for interest with a fair value of $24,477 and $9,947, respectively.

A summary of warrant activity for the year ended December 31, 2024 and nine months ended September 30, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2023	24,015,976	0.22
Issued in connection with:
Common stock units sold for cash	1,970,000	0.15
Services	303,500	0.11
Debt-related interest	180,000	0.15
Debt conversion	3,125,000	0.10
Expired or rescinded	(3,397,981)	0.09
Exchanged for stock options	1,250,000	0.20
Balance, December 31, 2024	27,446,495	$0.21
Issued in connection with:
Common stock units sold for cash	4,350,000	0.15
Debt conversion	625,000	0.10
Debt-related interest	250,000	0.15
Services	750,000	0.12
Exercised	(125,000)	0.05
Expired	(500,000)	0.20
Balance, September 30, 2025	32,796,495	0.20

Warrants outstanding at September 30, 2025 have a weighted average exercise price of $0.20 and a weighted average remaining term of 3.0 years.

Stock Options:

During the three and nine-month period ended September 30, 2025, the Company recognized stock-based compensation of $258,562 and $698,049 respectively versus $134,987 and $444,001 respectively for 2024. Of this amount, $55,820 was classified as general and administrative expenses for the three month period ended in 2025 and $293,955 for the nine month period, versus $7,541 and $53,262 for 2024, respectively. The remainder was classified as research and development expenses (2025: $202,742 and $404,095 for three and nine month respectively; and for 2024: $127,446 and $390,739).

A summary of option activity for the year ended December 31, 2024 and nine months ended September 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2023	61,555,000	0.15
Options granted	29,166,571	0.11
Options expired	(500,000)	0.05
Exchanged for warrant	(1,250,000)	0.20
Balance, December 31, 2024	88,971,571	$0.13
Options granted	12,774,470	0.12
Options expired	(3,158,334)	0.16
Options exercised	(650,000)	0.06
Balance, September 30, 2025	97,937,707	0.13
Vested, September 30, 2025	45,709,324	0.13

The weighted average exercise price of outstanding and vested options is $0.13 and $0.13, respectively. The weighted average remaining life of outstanding and vested options is 6.6 years and 5.9 years, respectively. At September 30, 2025, outstanding vested options had an intrinsic value of $2,707,390, and the total intrinsic value of all options is $5,448,826.

At September 30, 2025, remaining compensation to be recognized as future vesting of stock options is approximately $5.6 million of which approximately $0.7 million will vest with a weighted average remaining vesting period of approximately 1 year, and approximately $4.9 million will vest upon the probability of achieving performance milestone criteria.

Black Scholes Model Variables:

The fair value associated with warrants and options issued or modified during the nine months ended September 30, 2025 were valued on the date of issuance or modification.

The following ranges of assumptions were used in calculations of the Black-Scholes option pricing models for option and warrant-based stock compensation issued in the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Exercise price	$0.11 to 0.15	$0.10 to 0.15
Risk-free interest rate	3.81% - 4.54%	3.74% - 4.71%
Expected term (in years)	5.0 to 10.0	5.0 to 10.0
Expected share price volatility	106.12 to 109.69%	89.73% to 113.72%
Expected dividend yield	0.0% - 0.0%	0.0% - 0.0%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. The Company is not in any litigation at this time.

Leases

The Company currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed balance sheet. During the three-month period ended March 31, 2025, the Company renewed the leases when they expired. The new lease has a term of five years and has escalating monthly payments range from $9,100 to $10,242. At inception, the lease was classified as an operating lease and the Company recorded a ROU lease asset and liability of $452,132 and $452,132, respectively, reflecting the future lease payment discounted at a discount rate of 10% over the lease term. Rent expense for the three and nine months ending September 30, 2025, were $29,635 and $129,544 and for 2024 were $32,978 and $143,265, respectively, which is expensed as part of G&A in the statement of operations.

At September 30, 2025, minimum lease payments to be paid by the Company are as follows:

Remainder of 2025	$27,847
2026	113,043
2027	116,434
2028	119,928
2029	102,426
Total lease payments	479,678
Less imputed interest	(88,709)
Present value of lease liabilities	390,969
Current portion	(76,544)
Long term portion	$314,425

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party transactions with the Company are as follows:

1)	Short-term notes payable, convertible notes, and legacy liabilities issued to related parties are described in NOTE 6.
2)	A board resolution was passed on February 13, 2020 that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they receive less than full salaries.
3)	During 2024, the board of directors approved an increase in salaries to two officers of the Company retroactive to August 1, 2023, in light of the fact that they are not receiving payments of salaries on a consistent basis. CEO Ben Slager is to receive annual salary of $525,000 and CFO Anthony Santelli $325,000.
4)	In June 2024, the board of directors approved a partial anti-dilution compensation for CEO Ben Slager, CFO Anthony Santelli, and Director Chris Kneppers to be paid in restricted stock units and options of 4%, 3%, and 3%, respectively, of the equity and warrants granted to investors on the next $50 million in equity raised into the Company or its subsidiaries. This is compensation for their deferring salary or lending funds to the Company until such raise(s) is affected. These restricted share units will be issued as the Company raises capital through sale of its common stock. As of September 30, 2025, Ben Slager is to be issued 282,800 RSUs and options with a 15-cent exercise price, and both Anthony Santelli and Chris Kneppers are each to be issued 212,100 RSUs and options. None of the RSUs nor options have been issued as of September 30, 2025.
5)	As of April 1, 2024, the board of directors approved ceasing accruing interest on back pay due to officers and on directors’ fees. In lieu of interest, the Company will pay an additional $25,000 to each director contingent upon the financing of the first plant or the successful uplisting to the NYSE or Nasdaq. Similarly, a performance bonus equal to 100% of the outstanding back pay balance due to Officers Ben Slager and Anthony Santelli shall be paid contingent upon the financing of the first plant. These amounts automatically come due upon a Change of Control or if the Company files for bankruptcy under Chapter 11 or Chapter 7.
6)	As of August 28, 2024, each Director that is not an Officer shall receive 3.5% in cash and 3.5% in warrants for any new investor first introduced to the Company by the Director. The warrants shall either be at the same price as any warrants being offered in the raise, or, if there are no warrants in the raise, then at the closing market price on the date in which the funds are received. All warrants will have a 5-year expiration from the date of the investment. No such cash/warrants have been earned to date.

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

During the three and nine month periods ended September 30, 2025, $420,030 and $865,000 was recognized as grant income for this grant, versus $100,000 and $100,000 respectively for the three and nine month periods ended September 30, 2024.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

From October 1, 2025 to the date of this filing, the Company issued 1,000,000 shares and warrants for $125,000 in cash to two unrelated parties. The warrants were exercisable at 18 cents and have a five-year expiration.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel include 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.19 billion gallons for 2025, with proposals for 1.30 billion gallons for 2026, and 1.36 billion gallons for 2027 (the D3 mandate). This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2024 called for 21.54 billion gallons of total renewable fuel, whereas for 2025 it’s 22.33 billion gallons with 7.33 billion gallons from advanced biofuels, including cellulosic biofuels, leaving 15 billion gallons for conventional biofuels (corn ethanol). For 2026 and 2027, the proposals for total renewable fuel is 24.02 and 24.46 billion gallons respectively. The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. Recent proposals have make 15% blending available year around in some states. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $2.34 per gallon of ethanol. For comparison, the D6 RIN for corn ethanol is $1.02. To profit from these incentives, the Company plans to apply for these RIN credits as it brings its first plant into commercial operation.

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

A Low Carbon Fuel Standard Credit (LCFS) is offered by various states (primarily California) for any amount of reduced CO2 in the production lifecycle of transportation fuels as compared to the amount of CO2 emitted in the production lifecycle of fossil fuels. The production lifecycle includes transportation costs to the point of use. California is currently offering around $54 per metric ton of CO2 reduction. When it is closer to commercial production, the Company plans to analyze the cost effectiveness of applying for these LCFS credits to determine in which state it could earn the most credits.

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

Capital Formation

From January 1, 2025, through the date of filing, the Company issued an aggregate of 384,408 shares of its common stock for the cashless exercise of 650,000 options.

From January 1, 2025, through the date of filing, the Company issued an aggregate of 125,000 shares for the exercise of 125,000 warrants and $6,250 in cash.

From January 1, 2025, through the date of filing, the Company issued an aggregate of 4,350,000 shares and warrants for $435,000 in cash.

From January 1, 2025, through the date of filing, the Company issued an aggregate of 625,000 shares and warrants for the conversion of $50,000 in debt.

From January 1, 2025, through the date of filing, 8,915,757 options vested. During the nine months ending September 30, 2025, the Company recognized additional stock-based compensation of $698,049 in connection with the expensing of unvested options.

From January 1, 2025, through the date of filing, 3,158,334 unvested options expired and 500,000 warrants expired.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. As of September 30, 2025, the Company had a working capital deficit of $2,286,837 and had incurred accumulated losses of $58,842,893 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three and nine month periods ended September 30, 2025 to September 30, 2024

For the three and nine months ended September 30, 2025, the Company recognized $0 in revenue, and also $0 in 2024.

For the three months ended September 30, 2025, the Company’s general and administrative expenses increased by $113,596 to $350,577 from $236,981 in 2024. This increase is primarily the result of $108,517 in consulting fees versus $27,089 in 2024.

For the nine months ended September 30, 2025, the Company’s general and administrative expenses increased by $338,091 to $1,119,809 from $781,718 in 2024. This increase is primarily due to equity based compensation of $293,955 versus $53,262 in 2024.

Interest expense increased in the quarter ended September 30, 2025 by $2,688 to $6,323 from $3,635 in 2024. Interest expense decreased in the nine-month period ended September 30, 2025 by $30,099 to $24,470 from $54,569 in 2024.

Research and development (R&D) costs for the quarter ended September 30, 2025, were $485,677 an increase of $74,872 from $410,805 in 2024. The increase in R&D expenses is primarily the result of equity-based compensation of $202,742 in 2025 versus $127,446 in 2024.

Research and development (R&D) costs for the nine months ended September 30, 2025, were $1,307,853 a decrease of $1,976 from $1,309,829 in 2024.

Liquidity and Capital Resources

Liquidity

As of September 30, 2025, the Company had $95,194 in cash and cash equivalents, and total stockholders’ deficit on September 30, 2025, was $3,057,336. As of December 31, 2024, the Company had $48,797 in cash and cash equivalents, and total stockholders’ deficit at December 31, 2024, was $2,845,903. Total debt, including convertible notes, accounts payable and other notes payable at September 30, 2025, together with interest payable thereon and legacy liabilities, was $4,543,537 an increase of $308,047 from December 31, 2024, where it stood at $4,235,490. This increase is primarily attributable to an increase in deferred wages of $282,090.

During the nine months ended September 30, 2025, the Company’s net cash used in operating activities was $452,692 compared to net cash used in operating activities of $791,412 in the nine months ending September 30, 2024. This is attributed to the gain on debt extinguished in 2024 and the receipt of grant funds in 2025 which led to a lower net cash used in 2025.

During the nine months ended September 30, 2025, the Company generated an aggregate of $626,250 through its financing activities versus $930,000 in the nine months ended September 30, 2024, which is a decrease of $303,750. This decrease from the prior year can primarily be attributed to net proceeds of $185,000 for the issuance of notes payable in 2025 versus $930,000 in 2024.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing additional funds for G&A expenses and will seek project financing for a commercial ethanol to SAF facility as well as a commercial cellulose-to-ethanol facility using its CTS system. There is no guarantee that the Company will achieve all of the additional funding that is needed.

As of the date of this filing, in 2025 the Company has raised $185,000 through the issuance of notes and $435,000 through the issuance of common stock and warrants and $6,250 from the exercise of warrants. Prior to 2025, the Company raised $17,160,625 in shares and $2,245,916 through converted notes and $1,430,000 in debt or convertible notes since inception. However, there is no guarantee that the Company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of September 30, 2025, shareholders’ deficit was $3,057,336.

There were 314,723,332 shares of common stock issued and outstanding as of September 30, 2025.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2025. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Clay Taylor	01/21/25	Common Stock	625,000	Note Conversion
Peter Zimeri	02/18/25	Common Stock	44,000	Exercise of Options
Anthony Santelli, Sr.	04/04/25	Common Stock	500,000	Purchase @ $0.10 per share
Anthony Santelli, Sr.	05/05/25	Common Stock	250,000	Purchase @ $0.10 per share
Thomas Camerlengo	05/08/25	Common Stock	106,687	Exercise of Options
Randall Brodsky	05/21/25	Common Stock	250,000	Purchase @ $0.10 per share
Anthony Santelli, Sr.	05/24/25	Common Stock	500,000	Purchase @ $0.10 per share
Mark Monahan	05/30/25	Common Stock	500,000	Purchase @ $0.10 per share
John Orlando	06/09/25	Common Stock	125,000	Exercise of Warrants
Anthony Santelli, Sr.	06/26/25	Common Stock	600,000	Purchase @ $0.10 per share
David Bolton	07/02/25	Common Stock	250,000	Purchase @ $0.10 per share
Peter van Eerten	07/09/25	Common Stock	400,000	Purchase @ $0.10 per share
Edmund Burke	08/01/25	Common Stock	500,000	Purchase @ $0.10 per share
Thomas Camerlengo	08/07/25	Common Stock	233,721	Exercise of Options
Peter van Eerten	08/08/25	Common Stock	600,000	Purchase @ $0.10 per share
CJ Evans	08/11/25	Common Stock	91,736	Stock for Services
CJ Evans	09/01/25	Common Stock	38,625	Stock for Services
CJ Evans	09/30/25	Common Stock	59,560	Stock for Services
Randall Brodsky	10/10/25	Common Stock	200,000	Purchase @ $0.125 per share
Anthony Santelli, Sr.	10/22/25	Common Stock	800,000	Purchase @ $0.125 per share

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

Date October 23, 2025

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date October 23, 2025

