Form 10-K
period 2025-12-31
BLUE BIOFUELS, INC.
filed 2026-03-19
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025

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

☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $32,591,896.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (March 19, 2026): 320,308,112.

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

In early 2018, the Company’s chief executive officer (“CEO”) Ben Slager invented a new reactor technology with a higher yield and a continuous throughput in the Cellulose-to-Sugar process, or CTS, and the Company filed a process patent application for this technology. Mr. Slager has since further developed the system with the technical staff of the Company. The CTS patent was awarded in 2021 in the United States (U.S. Patent No. 10,994,255) and has subsequently been granted in Japan, Australia, Russia, and El Salvador. The Company also filed this patent in other major jurisdictions of the world including the European Patent Organization, Brazil, China, and the African Regional Intellectual Property Organization. The patent applications are currently pending in all of these international jurisdictions. In addition to this patent, the Company has received two additional patents in the United States (U.S. Patent No. 11,484,858B2), for which it has also applied in all the above-mentioned jurisdictions. Further, the company has filed for 3 other patents in the United States which are currently pending.

Mr. Slager has since further developed the system with the technical staff of the Company. The patented CTS process is a continuous mechanical/chemical process for breaking down cellulosic material for conversion into biofuels. CTS can break down any cellulosic material – including grasses and agricultural waste. The CTS mechanical/chemical process allows for exact process control to ensure that all the material passing through it does so on the optimum reaction parameters through which optimal efficiency is achieved.

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

The Company believes a significant difference between CTS cellulosic ethanol and corn ethanol is the wide range of abundantly available feedstocks that CTS can process compared to just corn as the feedstock. The CTS feedstocks are non-food and have much lower costs than corn. In addition, while in corn ethanol only the corn kernels are used, CTS uses the whole plant or its waste products, meaning it could obtain much higher yields per acre. As a rough comparison our feedstock “king grass” can yield up to 3,500 gallons per acre per year whereas corn only yields around 600 gallons per acre per year.

In 2023, the Company completed the build-out of a pilot plant and optimized the core process. In 2025, the Company has now finalized the upscaling, testing and optimizing of the pre and post processing elements at this pilot scale plant to finalize design and operational parameters to provide operating cost estimates of a full-scale commercial volume system. Due to its mechanical nature and modularity, we anticipate that one plant would have multiple modular CTS systems. This process was partially funded by the $1.15 million SBIR Phase 2 Department of Energy grant, which followed up from the SBIR Phase 1 DOE grant that helped finalize the proof of concept. This project has been finalized and reported back to the DOE and has been deemed successful. The Blue Biofuels process is ready and suitable to build a first production plant.

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

In January 2024, the Company formed a 50-50 joint venture partnership with Vertimass called VertiBlue Fuels, LLC, that has the mission to build an ethanol-to-SAF facility in Florida with the initial goal to produce around 10-25 million gallons of Sustainable Aviation Fuel (SAF), and then expand SAF production to approximately 70 million gallon per year. VertiBlue Fuels plans to initially convert sugarcane ethanol, and then, as soon as the Company’s first CTS technology factory is finalized, switch to cellulosic ethanol. The plan is to build commercial CTS and ethanol facilities on the front-end of ethanol-to-SAF facilities to produce cellulosic SAF and generate the large D7 RIN and other government credits. Commencing commercial production will require project financing.

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

The Energy Policy Act of 2005, which included the Renewable Fuel Standard Program enforced by the US Environmental Protection Agency (EPA), mandates a certain amount of renewable fuel be blended into the transportation fuel used by all vehicles in the country. This Program provides monetary incentives to companies that produce renewable transportation fuel, and establishes Renewable Identification Numbers (RINs) or credits for each gallon of renewable transportation fuel produced in the United States, and breaks down those fuels into different D-codes depending on the source of the renewable fuel. D3 is the code for renewable ethanol that comes from cellulosic materials. The EPA’s final D3 RIN volume mandates for cellulosic biofuel included 840 million gallons for 2023, 1.09 billion gallons for 2024, and 1.19 billion gallons for 2025 (the D3 mandate), and the proposed rule for 2026 and 2027 are 1.30 billion gallons and 1.36 billion gallons, respectively. This mandate has increased every year and is statutorily mandated to increase in the future and become a larger portion of the full renewable fuels mandate, if and when cellulosic biofuels can be produced profitably in larger and larger quantities. The RFS mandate for 2024 called for 21.54 billion gallons of total renewable fuel, whereas for 2025 it’s 22.33 billion gallons with 7.33 billion gallons from advanced biofuels, including cellulosic biofuels, leaving 15 billion gallons for conventional biofuels (corn ethanol). The “blend wall” (or upper limit to the amount of ethanol that can be blended into U.S. gasoline and automobile performance and comply with the Clean Air Act) of limiting ethanol content in gasoline to 10%, limits the total amount of ethanol consumed in the United States. The present administration has approved 15% blending available year around. The value of the D3 RIN fluctuates, but as of this filing, it is approximately $2.44 per gallon of ethanol. For comparison, the D6 RIN for corn ethanol is $1.40. To profit from these incentives, the Company plans to apply for these RIN credits as it brings its first plant into commercial operation.

Section 45Z of the Inflation Reduction Act passed on August 16, 2022, offers a Clean Fuel Production Credit (CFPC) per gallon of transportation fuel produced with a base amount of 20 cents per gallon or up to $1 per gallon for a qualified facility (depending on its carbon index) that was built while paying at least prevailing wages and which met apprenticeship requirements. For sustainable aviation fuel, those figures are 35 cents and $1 per gallon respectively. The Company plans to apply for CFPC credits when it begins building its commercial facilities. The CFPC currently does not apply to transportation fuel sold after December 31, 2029.

A Low Carbon Fuel Standard Credit (LCFS) is offered by various states (primarily California) for any amount of reduced CO2 in the production lifecycle of transportation fuels as compared to the amount of CO2 emitted in the production lifecycle of fossil fuels. The production lifecycle includes transportation costs to the point of use. California is currently offering around $71 per metric ton of CO2 reduction. When it is closer to commercial production, the Company plans to analyse the cost effectiveness of applying for these LCFS credits to determine in which state it could earn the most credits.

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

Employees

The Company currently employs six full-time employees, one part-time employee and four consultants. The Company plans to hire additional employees to more rapidly commercialize its technology.

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

On November 13, 2018, the Company filed a Form 15, suspending its duty to file reports under sections 13 and 15(d) of the Securities Exchange Act. The Company had subsequently traded on the Pink Sheets. On January 5, 2021, the Company filed a Form 10 Registration Statement to become fully reporting again and has been fully reporting ever since.

Options and Warrants

At various times over the years, warrants have been issued for services, as parts of contracts, or in settlement agreements. Warrants also have been issued as a part of some financings.

As of the date of filing, not including expired or exercised warrants, the Company has issued warrants to purchase an aggregate of 34,642,495 shares of common stock. The exercise prices associated with these agreements range from $0.05 to $0.30 and terms range from twenty-four months to ten (10) years.

As of the date of this filing, the Company has issued option agreements to its independent directors, officers, employees, and consultants, to purchase an aggregate of 97,427,707 shares of common stock of which 50,596,874 have vested and 46,830,833 have not yet vested. The exercise prices range from $0.08 to $0.23 and terms range from five (5) to ten (10) years.

Other than the foregoing, none of the Company’s shares of Common Stock are subject to outstanding options or warrants.

Holders

As of the date of filing, there were 320,308,112 shares of common stock outstanding and approximately 340 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are as of December 31, 2025, fully earned and vested option agreements in place to purchase an aggregate of 40,461,747 shares of common stock under the Company’s 2021 Employee, Director Stock Plan and there are additional agreements vesting over the next 5 years, or conditional upon events, to purchase an additional 18,259,993 shares of common stock. Outside of the ESOP, there are fully earned and vested option agreements in place to purchase an aggregate of 10,135,127 shares of common stock, and there are additional agreements that vest over the next two years or that conditionally vest to purchase an additional 28,570,840 shares of common stock.

Plan category	Number of Securities to be Issued upon Exercise of outstanding options, warrants, and rights to Executives, Directors, Employees, and Consultants (1)	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity Compensation Plans Approved by Securities Holders	58,721,740	$0.13	5,341,777
Equity Compensation Plans Not Approved by Securities Holders	38,705,967	$0.13	-
Total	97,427,707	$0.13	5,341,777

(1)	As of December 31, 2025.

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

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company from January 1, 2025 through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Clay Taylor	01/21/25	Common Stock	625,000	Note Conversion
Peter Zimeri	02/18/25	Common Stock	44,000	Exercise of Options
Anthony Santelli, Sr.	04/04/25	Common Stock	500,000	Purchase @ $0.10 per share
Anthony Santelli, Sr.	05/05/25	Common Stock	250,000	Purchase @ $0.10 per share
Thomas Camerlengo	05/08/25	Common Stock	106,687	Exercise of Options
Randall Brodsky	05/21/25	Common Stock	250,000	Purchase @ $0.10 per share
Anthony Santelli, Sr.	05/24/25	Common Stock	500,000	Purchase @ $0.10 per share
Mark Monahan	05/30/25	Common Stock	500,000	Purchase @ $0.10 per share
John Orlando	06/09/25	Common Stock	125,000	Exercise of Warrants
Anthony Santelli, Sr.	06/26/25	Common Stock	600,000	Purchase @ $0.10 per share
David Bolton	07/02/25	Common Stock	250,000	Purchase @ $0.10 per share
Peter van Eerten	07/09/25	Common Stock	400,000	Purchase @ $0.10 per share
Edmund Burke	08/01/25	Common Stock	500,000	Purchase @ $0.10 per share
Thomas Camerlengo	08/07/25	Common Stock	233,721	Exercise of Options
Peter van Eerten	08/08/25	Common Stock	600,000	Purchase @ $0.10 per share
CJ Evans	08/11/25	Common Stock	91,736	Stock for Services
CJ Evans	09/01/25	Common Stock	38,625	Stock for Services
CJ Evans	09/30/25	Common Stock	59,560	Stock for Services
Randall Brodsky	10/10/25	Common Stock	200,000	Purchase @ $0.125 per share
Anthony Santelli, Sr.	10/22/25	Common Stock	800,000	Purchase @ $0.125 per share
Stephen Segar	11/18/25	Common Stock	800,000	Purchase @ $0.125 per share
Richard Berman	11/28/25	Common Stock	200,000	Purchase @ $0.125 per share
Jim Dupre	12/11/25	Common Stock	200,000	Purchase @ $0.125 per share
William Newman	12/11/25	Common Stock	80,000	Purchase @ $0.125 per share
Anthony Santelli, Sr.	12/15/25	Common Stock	625,000	Exercise of Warrants
Sara Wormser	12/23/25	Common Stock	200,000	Purchase @ $0.125 per share
CJ Evans	12/31/25	Common Stock	19,780	Stock for Services
Joe Galbo	12/31/25	Common Stock	24,000	Stock for Services
Larry Chimerine	01/05/26	Common Stock	200,000	Purchase @ $0.125 per share
Anthony Santelli, Sr.	01/20/26	Common Stock	625,000	Exercise of Warrants
Mark Monahan	02/04/26	Common Stock	400,000	Purchase @ $0.125 per share
Joe Galbo	02/10/26	Common Stock	10,000	Stock for Services
Anthony Santelli, Sr.	02/24/26	Common Stock	625,000	Exercise of Warrants
David Bolton	03/06/26	Common Stock	416,000	Purchase @ $0.125 per share
Chris Kneppers	03/17/26	Common Stock	160,000	Purchase @ $0.125 per share

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

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by, and information currently available to, its management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that the Company desires to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this 10-K, identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

Business Overview

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and lignin technologies sectors.

In early 2018, our chief executive officer (“CEO”) Ben Slager invented a new technology system referred to as Cellulose-to-Sugar or CTS, and, to date, the Company filed, and received, three patents for this technology. The CTS process is a continuous mechanical/chemical process for converting cellulose material into sugar and lignin. Three additional patent applications have been filed and are pending.

The CTS system converts plant-based feedstock into one primary product, soluble sugars, which can be further processed into cellulosic ethanol and other biofuels like jet fuel, bio-gasoline, and potentially into bio chemicals.

In 2025, the Company finalized the upscaling, testing, and optimizing of the pilot plant and is in the process of finalizing design and operational parameters for cost estimates of a full-scale commercial volume system.

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

In January 2024, the Company formed a 50-50 joint venture partnership with Vertimass called VertiBlue Fuels, LLC, that has the mission to build an ethanol-to-SAF facility in Florida with the initial goal to produce around 10-25 million gallons of Sustainable Aviation Fuel (SAF), and then expand SAF production to approximately 70 million gallon per year. VertiBlue Fuels plans to initially convert sugarcane ethanol, and then, as soon as the Company’s first CTS technology factory is finalized, switch to cellulosic ethanol. The plan is to build commercial CTS and ethanol facilities on the front-end of ethanol-to-SAF facilities to produce cellulosic SAF and generate the large D7 RIN and other government credits. Commencing commercial production will require project financing.

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

Section 45Z of the Inflation Reduction Act passed on August 16, 2022, offers a Clean Fuel Production Credit (CFPC) per gallon of transportation fuel produced with a base amount of 20 cents per gallon or up to $1 per gallon for a qualified facility (depending on its carbon index) that was built while paying at least prevailing wages and which met apprenticeship requirements. For sustainable aviation fuel, those figures are 35 cents and $1.00 per gallon respectively. The Company plans to apply for CFPC credits when it begins building its commercial facilities. The CFPC currently does not apply to transportation fuel sold after December 31, 2029.

A Low Carbon Fuel Standard Credit (LCFS) is offered by various states (primarily California) for any amount of reduced CO2 in the production lifecycle of transportation fuels as compared to the amount of CO2 emitted in the production lifecycle of fossil fuels. The production lifecycle includes transportation costs to the point of use. California is currently offering around $71 per metric ton of CO2 reduction. When it is closer to commercial production, the Company plans to analyse the cost effectiveness of applying for these LCFS credits to determine in which state it could earn the most credits.

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

The Company believes that its management and consultants have significant experience in the development of technologies from concept to commercialization. As of this date, the Company has generated $194,319 in revenue not including government grants, however it has not generated any revenues from its core business.

Results of Operations

Comparison of the year ended December 31, 2025, to December 31, 2024

For the year ended December 31, 2025, the Company has a net loss of $2,874,601 as compared to a net loss of $1,418,981 in 2024. This was primarily attributed to a gain on extinguishment of debt of $2,417,502 in 2024.

For the year ended December 31, 2025, the Company recognized $0 in revenue and $0 in 2024.

For the year ended December 31, 2025, the Company’s general and administrative expenses decreased by $316,313 to $1,409,793 from $1,726,106 in 2024. This decrease is primarily due to higher professional fees and stock-based compensation in 2024.

During the fiscal year ended December 31, 2025, the Company’s operating expenses decreased $341,746 to $3,715,133 from $4,056,879 in 2024. This decrease can primarily be attributed to stock-based compensation of $1,674,710 in 2024 due to the vesting and expensing of options versus $956,611 in 2025.

Interest expense- related party decreased in the year ended December 31, 2025 by $30,270 from $54,747 in 2024 to $24,477 in 2025.

For the year ended December 31, 2024, the Company was awarded a grant valued at $1,150,000, of which $865,000 was recognized as grant income in 2025 versus $285,000 in 2024. The grant money in both years comes from the Department of Energy SBIR Phase II grant.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2025, and 2024, the amounts charged to research and development expenses were $2,305,340 and $2,329,413, respectively. The decrease is largely due to the vesting and expensing of options in 2025 valued at $606,837, versus $1,114,160 in 2024 offset by bonuses of $514,265 in 2025 versus $4,500 in 2024.

Liquidity and Capital Resources

Liquidity

As of December 31, 2025, the Company had $65,200 in cash and stockholders’ deficit of $3,706,083 versus $48,797 and $2,845,903 in 2024. Total current liabilities is $2,984,402 compared to $2,212,115 at December 31, 2024. This increase is primarily attributable to deferred wages and bonuses of management and deferred directors fees. Long-term liabilities at December 31, 2025 total $2,129,060 as compared to $2,023,375 in 2024. The increase is attributable to $185,000 additional notes payable to related parties.

During the fiscal year ended December 31, 2025, the Company’s investing activities used $137,345 in cash versus $115,791 in 2024. This increase can be attributed to $50,000 deposit on land and $68,898 used to purchase machinery and equipment in 2025 versus $71,138 in 2024, as well as $18,447 spent on patents in 2025 versus $44,653 in 2024.

During the fiscal year ended December 31, 2025, the Company generated an aggregate of $998,750 through its financing activities versus $1,127,000 in fiscal year 2024, which is a decrease of $128,250. This decrease from the prior year can be attributed to $185,000 net proceeds raised in convertible notes versus $930,000 offset by $745,000 raised in private placements as compared to $197,000 in 2024. There was also $68,750 received from the exercise of options and warrants in 2025 as compared to $0 in 2024.

Capital Resources

At this time, the Company has limited liquidity and capital resources. To continue funding its operations, the Company will need to generate revenue or obtain additional financing for current and future operations. The Company anticipates needing around $90 million to pay for its share of the VertiBlue Fuels joint venture and start commercial production of Sustainable Aviation Fuel. The Company anticipates raising the majority of this through project financing, and generating revenue from this joint venture 18-24 months from financing. There is no guarantee that we will achieve all of the additional funding that is needed.

As of the date of filing, the Company has raised $185,000 through the issuance of convertible notes in 2025, $68,750 from the exercise of warrants, and $745,000 from the issuance of common stock, in addition to $272,000 raised in 2026 thus far. The Company also was awarded a grant for $1,150,000 from the Department of Energy, $865,000 of which was received in 2025 and $285,000 of which was received in 2024. The Company raised $1,127,000 through a private placement and the issuance of convertible notes in 2024, in addition to $16,963,625 raised through the end of 2023 through its private placement offerings, and in addition to $2,245,916 in capital raised through notes that have been converted, in addition to other notes currently on the books. However, there is no guarantee that the Company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to re-evaluate and revise its operations.

Going Concern

The Company has incurred losses since inception, and it may be unable to raise further capital. At December 31, 2025, the Company had a working capital deficit of $2,907,651 and had incurred accumulated losses of $60,130,362 since its inception. The Company expects to incur significant additional losses in connection with its start-up and commercialization activities. As disclosed in Note 2 to the financial statements, there is substantial doubt as to the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Equity

As of December 31, 2025, shareholders’ equity was negative $3,706,083.

There were 317,872,112 shares of common stock issued and outstanding as of December 31, 2025.

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

Item 8. Financial Statements and Supplementary Data.

Set forth below are the audited financial statements for the Company for the years ended December 31, 2025, and December 31, 2024, and the report thereon of Assure, CPA.

Blue Biofuels, Inc.

Financial Statements

Years Ended December 31, 2025, and 2024

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Blue Biofuels, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Biofuels, Inc (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, of stockholders’ deficit and of cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Assure CPA, LLC

Spokane, Washington

March 19, 2026

We have served as the Company’s auditor since 2024.

Blue Biofuels, Inc.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$65,200	$48,797
Prepaid Expenses	11,551	32,489
TOTAL CURRENT ASSETS	76,751	81,286
Other Assets
Property and Equipment, net of accumulated depreciation and amortization of $482,578 and $361,887 at December 31, 2025 and December 31, 2024, respectively	555,109	539,648
Deposits	80,276	30,276
Right of Use Assets, net of accumulated amortization	365,414	440,298
Patents and Trademarks, net of accumulated amortization	329,829	298,079
TOTAL OTHER ASSETS	1,330,628	1,308,301
TOTAL ASSETS	$1,407,379	$1,389,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$154,897	$227,195
Accounts Payable - Related Party	48,570	72,670
Deferred Wages and Directors’ Fees - Related party	2,525,135	1,607,870
Right of Use Lease Liability - Current	79,316	68,677
Convertible Notes Payable - Other	-	50,000
Interest Payable - Related Party	176,484	185,703
TOTAL CURRENT LIABILITIES	2,984,402	2,212,115
Long term liabilities
Right of Use Lease Liability, Long Term	293,430	372,745
Notes Payable - Related Party	1,325,000	1,140,000
Convertible Notes Payable - Related Party	190,000	190,000
Legacy Notes Payable	320,630	320,630
TOTAL LONG TERM LIABILITIES	2,129,060	2,023,375
TOTAL LIABILITIES	5,113,462	4,235,490

COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 317,872,112 issued and outstanding at December 31, 2025, and 307,960,508 issued and outstanding at December 31, 2024.	317,872	307,961
Additional paid-in capital	56,106,407	54,101,897
Accumulated deficit	(60,130,362)	(57,255,761)
TOTAL STOCKHOLDERS’ DEFICIT	$(3,706,083)	$(2,845,903)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,407,379	$1,389,587

The accompanying notes are an integral part of these consolidated financial statements

Blue Biofuels, Inc

STATEMENTS OF OPERATIONS

	Year Ended
	December 31
	2025	2024
Revenue	$-	$-
Operating expense:
General and administrative	1,409,793	1,726,106
Research and development	2,305,340	2,329,413
Loss on disposal of assets	-	1,360
Total operating expenses	3,715,133	4,056,879

Loss from operations:	(3,715,133)	(4,056,879)

Other (income) expense:
Grants Income	(865,000)	(285,000)
Gain on extinguishment of debt	-	(2,417,502)
Interest expense - related party	24,477	54,747
Interest expensed or (earned) - other	(9)	9,857
Total other (income) expense	(840,532)	(2,637,898)

Income (Loss) before provisions for income taxes	(2,874,601)	(1,418,981)
Provisions for income taxes	-	-
Net Income (Loss):	$(2,874,601)	$(1,418,981)

Net income (loss) per share - basic and diluted	$(0.009)	$(0.005)

Weighted average common shares outstanding
Basic	312,189,351	303,851,512
Diluted	312,189,351	303,851,512

The accompanying notes are an integral part of these financial statements

Blue Biofuels, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	307,960,508	$307,961	$54,101,897	$(57,255,761)	$(2,845,903)
Issuance of common stock for services	265,046	$264	$38,480		$38,744
Issuance of common stock for property and equipment	672,520	673	66,580		67,253
Issuance of common stock for patent and trademark costs	384,630	385	38,078		38,463
Issuance of 266,000 warrants for services			25,124		25,124
Issuance of 250,000 warrants for interest			24,477		24,477
Exercise of warrants	750,000	750	68,000		68,750
Employee director stock options exercised on a cashless basis	384,408	384	(384)		0
Issuance of common stock and warrants for cash through private placements	6,830,000	6,830	738,170		745,000
Issuance of common stock and warrants on the conversion of notes	625,000	625	49,375		50,000
Stock based compensation recognized under the employee, director plan			956,610		956,610
Net Income (Loss)				(2,874,601)	$(2,874,601)
Balance as of December 31, 2025	317,872,112	$317,872	$56,106,407	$(60,130,362)	$(3,706,083)

Balance as of December 31, 2023	302,750,963	$302,751	$51,972,947	$(55,836,780)	$(3,561,082)
Issuance of common stock for services	114,545	$115	$9,980		$10,095
Issuance of 303,500 warrants for services			23,820		23,820
Issuance of 180,000 warrants for interest			12,450		12,450
Repricing of warrants for services			21,231		21,231
Cancellation of 350,000 warrants for services			(29,991)		(29,991)
Issuance of common stock and warrants for cash through private placements	1,970,000	1,970	195,030		197,000
Issuance of common stock and warrants on the conversion of notes	3,125,000	3,125	246,875		250,000
Stock based compensation recognized under the employee, director plan			1,649,555		1,649,555
Net Income (Loss)				(1,418,981)	$(1,418,981)
Balance as of December 31, 2024	307,960,508	$307,961	$54,101,897	$(57,255,761)	$(2,845,903)

The accompanying notes are an integral part of these financial statements

Blue Biofuels, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31
	2025	2024
Cash flows from operating activities
Net Income (Loss)	$(2,874,601)	$(1,418,981)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	145,852	118,798
Stock based compensation	1,020,478	1,674,710
Extinguishment of debt	-	(2,417,502)
Issuance of warrants for interest expense	24,477	12,450
Loss on Disposal of assets	-	1,360
Changes in operating assets and liabilities
Prepaid expenses	20,938	3,261
Accounts payable	(66,092)	200,629
Accounts payable - related party	(24,100)	-
Deferred wages and directors fees - related party	917,265	779,558
Interest payable - related party	(9,219)	42,297
Net cash used in operating activities	(845,002)	(1,003,420)

Cash flows from investing activities
Purchase of property and equipment	(68,898)	(71,138)
Payment of deposits on property	(50,000)	-
Additions to patent and trademark costs	(18,447)	(44,653)
Net cash from (used in) investing activities	(137,345)	(115,791)

Cash flows from financing activities
Proceeds from issuance of common stock	745,000	197,000
Proceeds from the issuance of convertible notes - RP	185,000	680,000
Proceeds from the issuance of convertible notes - Other	-	250,000
Proceeds from exercise of warrants	68,750	-
Net cash provided by financing activities	998,750	1,127,000

Net increase (decrease) in cash and cash equivalents	16,403	7,789

Cash and cash equivalent at beginning of the year	48,797	41,008
Cash and cash equivalent at end of the year	$65,200	$48,797

Supplemental schedule of non-cash financing and investing activities
Recognition of operating lease liability and right-of-use asset	$-	$452,132
Issuance of common stock for patent and trademark costs	$38,463	$-
Issuance of common stock for property and equipment	$67,253	$-
Issuance of common stock and warrants on the conversion of notes payable	$50,000	$250,000

The accompanying notes are an integral part of these financial statements

Blue Biofuels, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Blue Biofuels, Inc (the “Company”) is a technology company focused on emerging technologies in the renewable energy, biofuels, and lignin technologies sectors.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of December 31, 2025, the Company has incurred accumulated losses of $60,130,362. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. In 2024 and 2025, the Company did not have any wholly owned subsidiaries, and so the financial statements include the results of the parent company only.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates presented and reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying financial statements include estimates of useful lives associated with assets, impairment assessment of long-lived assets, valuation allowance of deferred taxes, incremental borrowing rates and valuation of stock-based compensation. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 to 10 years and 15 years for buildings and improvements as indicated in Note 4. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred. When an asset is sold, we recognize a gain (loss) in the Statements of Operations based upon the proceeds received on the sale less the net carrying value of the asset.

Patents

If a product is currently under research and development and is not currently approved for market, costs incurred in connection with patent applications are generally expensed in the statement of operations in the period incurred because there is uncertainty as to the future economic benefit of the asset. Conversely, if a product is approved for market (as is the case of the end product ethanol), or if future economic benefit is probable, or if an alternative future use is available to the Company, then such patent costs can be capitalized and amortized over the expected revenue life of the patent(s). Since the Company’s primary end products are expected to be ethanol, and sustainable aviation fuel (SAF), which are in wide use, the Company has determined that it is reasonable to capitalize the patent costs associated with its cellulose-to-sugar (CTS) process, the sugar being converted into ethanol, and the ethanol either sold or further converted into SAF.

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

Net Income (Loss) per Share:

Basic profit (loss) per share amounts have been calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share is calculated using the weighted-average number of common shares plus the potentially dilutive effect of securities such as outstanding options and warrants. The computation of potential common shares has been performed using the treasury stock method. The warrants and options are antidilutive for all periods presented. When net loss is reported, diluted and basic net loss per share amounts are the same as the impact of potential common shares is antidilutive.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

At December 31, 2025 and 2024, the Company has no assets or liabilities that are measured at fair value on a recurring basis. The estimated fair value of certain financial instruments including notes payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We retrospectively adopted the income tax disclosures required under amendments in the year ended December 31, 2025 financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	December 31, 2025	December 31, 2024
Building and Improvements	15	$9,370	$9,370
Construction and Engineering	10	171,817	45,342
Machinery and Equipment	5-10	831,079	821,402
Furniture and Fixtures	5	13,596	13,596
Computer Equipment	3	11,825	11,825
		1,037,687	901,535
Less Accumulated Depreciation		(482,578)	(361,887)
Property and Equipment		$555,109	$539,648

Total depreciation expense was $120,691 and $118,798 for the years ended December 31, 2025, and 2024, respectively.

In the fiscal year ended December 31, 2025, the Company did not dispose of any equipment. In the fiscal year ended December 31, 2024, the Company did not dispose of any equipment.

NOTE 5 – PATENTS AND TRADEMARKS

The Company has obtained three patents and has applied for six more patents on its technology, and has also applied for international patents. The Company has obtained one trademark and has four more pending. The following is a summary of the Company’s patents and trademarks at December 31, 2025 and December 31, 2024:

	2025	2024
Trademarks issued	$8,340	$8,340
Patents issued	86,259	61,098
Intangible assets, at cost	94,599	69,438
Accumulated amortization	(25,161)	0
Patents and trademarks pending	260,391	228,641
TOTAL PATENTS AND TRADEMARKS	$329,829	$298,079

Amortization expenses for patents and trademarks for the years ended December 31, 2025 and December 31, 2024 were $25,161 and $0, respectively. Estimated amortization expense for the years subsequent to December 31, 2025, is as follows:

Year ending December 31,
2026	$4,313
2027	4,313
2028	4,313
2029	4,313
2030	4,313
Thereafter	39,533
TOTAL	$61,098

NOTE 6 – DEBT

Activity for the years ended December 31, 2025 and 2024 associated with the Company’s debt is outlined below.

Notes Payable – Related Party

In 2023 and 2024, the Company borrowed a total of $1,140,000 from board member Chris Kneppers.The notes are now payable on the earliest of the date on which the Company (1) uplists to the Nasdaq or NYSE; (2) receives $5 million in equity financing; or (3) begins generating revenue from its first facility. In 2025, the Company borrowed an additional $185,000 from Mr. Kneppers with the same terms. The total debt due as of December 31, 2025, is $1,325,000. In lieu of interest, the Company will pay Mr. Kneppers 100% of the outstanding loan balance due him contingent upon the financing of the first plant. All interest and loan amounts automatically come due upon a change of control of the Company or if the Company files for bankruptcy under Chapter 11 or Chapter 7. During the years ended December 31, 2025 and 2024, the Company recognized $0 and $11,500, respectively, in interest expense on these notes due to Mr. Kneppers. At December 31, 2025, and 2024, accrued interest payable to Mr. Kneppers is $46,651, and $46,651, respectively.

Convertible Notes Payable – Related Party

In June and November 2023, the Company entered two long-term convertible notes with board member Edmund Burke with principal amounts of $25,000 and $15,000, respectively, to be repaid when the Company receives an equity investment of at least $3 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 307,692 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 80,000 warrants having a strike price of $0.15 and an expiration of 5 years every twelve months in lieu of interest. During the years ended December 31, 2025 and 2024, 50,000 and 80,000 warrants with a fair value of $6,328 and $5,932,respectively, were issued to Mr. Burke (see Note 7). The fair value of these warrants is included in interest expense – related parties on the statement of operations.

In April 2023, the Company entered a separate long-term convertible note with board member Mr. Burke, with a principal balance of $150,000, to be repaid when the Company receives an equity investment of at least $1.5 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 1,153,846 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 100,000 warrants having a strike price of $0.15 and an expiration of 5 years every six months in lieu of interest. During the years ended December 31, 2025 and 2024, 200,000 and 100,000 warrants with a fair value of $18,149 and $6,518, respectively, were issued to Mr. Burke (see Note 7). The fair value of these warrants is included in interest expense – related parties on the statement of operations.

Convertible Notes Payable – Non-Related Parties

In January through April 2024, the Company issued convertible notes to four different individuals totalling $250,000. These notes carried no interest and were convertible, at the option of the lender, into common shares of the Company at 8 cents per share plus a warrant with a strike price of 10 cents per share and a 5-year expiration. These notes were due 13 months after issuance and would automatically convert into shares of the Company’s common stock if not paid. In the second half of 2024, all of these notes converted into 3,125,000 shares of the Company’s common stock and 3,125,000 warrants (see Note 7).

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

Pursuant to the Company’s Chapter 11 Plan of Reorganization confirmed on September 18, 2019, the Company restructured several outstanding notes payable and convertible debentures into fixed settlement obligations. Under the terms of the confirmed Plan, the original terms, interest rates, and conversion features were terminated in exchange for a combined settlement of $320,630, payable solely out of the Company’s future gross revenues or a percentage thereof. As of December 31, 2025 and 2024, the remaining aggregate balance of these obligations is $320,630. No additional shares or warrants are issuable under these restructured agreements.

A summary of all Notes that remain of those indicated in the Notes above is as follows:

Notes Payable	December 31, 2025	December 31, 2024
Current Convertible Notes — Other	$-	$50,000
Long Term Convertible Notes Payable – Related Party	190,000	190,000
Long Term Notes Payable – Related Party	1,325,000	1,140,000
Long Term Notes Payable from future revenue	320,630	320,630
TOTAL NOTES PAYABLE	$1,835,630	$1,700,630

As of December 31, 2025, none of the $1,835,630 outstanding notes payable was due at a specific point in time. $1,515,000 is due on a successful capital raise ranging from $1.5 million to $5 million; and $320,630 will be paid from future revenue or profits.

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

During the year ended December 31, 2025, the Company had the following transactions to its shares of common stock:

●	Sold 6,830,000 units consisting of one share of common stock and one warrant through private placements for $745,000. 4,350,000 warrants have a strike price of $0.15, and 2,480,000 have a strike price of $0.18. All of these warrants have a five-year expiration.
●	Issued 384,408 shares of its common stock for options exercised cashlessly.
●	Issued 750,000 shares of its common stock for warrants exercised for proceeds of $68,750.
●	Issued 265,046 shares of its common stock with a fair value of $38,744 for services.
●	Issued 672,520 shares of its common stock with a fair value of $67,253 for property and equipment.
●	Issued 384,630 shares of its common stock with a fair value of $38,463 for patent and trademark costs.
●	Issued 625,000 shares of its common stock upon conversion of notes payable with a principal balance of $50,000.

During the year ended December 31, 2024, the Company had the following transactions associated to its shares of common stock:

●	Sold 1,970,000 units consisting of one shares of its common stock consisting of one share of common stock and one warrant through private placements for $197,000. The warrants have a strike price of $0.15 and a five-year expiration.
●	Issued 114,545 shares of its common stock with a fair value of $10,095 for services.
●	Issued 3,125,000 shares of its common stock upon conversion of notes payable with a principal balance of $250,000.

Warrants

Warrant activity for the years ending December 31, 2025 and 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2023	24,015,976	0.22
Issued in connection with:
Common stock units sold for cash	1,970,000	0.15
Services	303,500	0.11
Debt-related interest	180,000	0.15
Debt conversion	3,125,000	0.10
Expired or rescinded	(3,397,981)	0.09
Exchanged for stock options	1,250,000	0.20
Balance, December 31, 2024	27,446,495	$0.21
Issued in connection with:
Common stock units sold for cash	6,830,000	0.16
Services	266,000	0.12
Debt-related interest	250,000	0.15
Debt conversion	625,000	0.10
Expired	(500,000)	0.20
Exercised	(750,000)	0.09
Balance, December 31, 2025	34,167,495	0.20

There are also 500,000 unvested warrants that vest subject to certain conditions.

As of December 31, 2025, outstanding warrants have a weighted average remaining life of 2.83 years.

During the year ended December 31, 2025, the Company issued 266,000 warrants for services having a fair value of $25,124 and 250,000 warrants for debt-related interest and financing costs having a fair value of $24,477.

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

Stock Options:

In 2021, the Company adopted the 2021 Employee, Director Stock Plan (the “2021 Plan”) to provide the Corporation with share-related mechanisms to attract and retain persons eligible to participate in the 2021 Plan, motivate Participants to achieve long-term Company goals, and further align holders’ interests with those of the Company’s other stockholders. The Plan was approved by the Corporation’s shareholders on June 2, 2021. The Plan allows for grants of restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. Under the terms of the Plan, the aggregate maximum number of shares that may be issued pursuant to awards granted under the Plan cannot 15% of the Company’s issued and outstanding common stock on a fully diluted basis. Shares delivered under the Plan will be from authorized but unissued shares of the Company.

Stock option activity for the years ending December 31, 2025, and 2024 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2023	61,555,000	0.15
Options granted	29,166,571	0.11
Options expired	(500,000)	0.05
Exchanged for warrant	(1,250,000)	0.20
Balance, December 31, 2024	88,971,571	$0.13
Options granted	12,774,470	0.12
Options expired	(3,658,335)	0.15
Options exercised	(650,000)	0.06
Balance, December 31, 2025	97,437,706	0.13
Vested, December 31, 2025	47,459,324	$0.13

During the years ended December 31, 2025, and 2024, the Company recognized share-based compensation expense from options of $956,610 (general and administrative expense of $349,773 and research and development expense of $606,837) and $1,649,555 (general and administrative expense of $535,395 and research and development expense of $1,114,160), respectively.

The weighted average remaining life of outstanding and vested options is 6.5 years and 6.1 years, respectively. At December 31, 2025, outstanding vested options had an intrinsic value of $2,997,682, and the total intrinsic value of all options is $5,757,895.

At December 31, 2025, remaining compensation to be recognized as future vesting of stock options is approximately $5.3 million of which approximately $0.3 million will vest over the next year, $0.1 million will vest in subsequent years, and approximately $4.9 million will vest upon the achievement of performance milestone criteria.

During the year ended December 31, 2025, the Company granted 12,774,470 options with a fair value of $1,130,723. All options granted in 2025 had terms ranging from five to ten years. The 2025 option grants had exercise prices ranging from $0.11 to $0.13.

During the year ended December 31, 2024, the Company granted 29,166,571 options with a fair value of $2,851,422 under the 2021 Plan. All options granted in 2024 had terms ranging from five to ten years except for 1,158,334 options which had a term of 0.25 years. The 2024 option grants had exercise prices ranging from $0.11 to $0.12.

Fair Value of Warrants and Stock Options issued:

The following ranges of assumptions were used in calculations of the Black-Scholes option pricing models for option and warrant-based stock compensation issued in the years ended December 31, 2025 and December 31, 2024:

	2025	2024
Stock price	$0.104 - $0.176	$0.061 - $0.125
Risk-free interest rate	3.65% - 4.54%	3.74% - 4.70%
Expected term (in years)	5.0 to 10.0	2.0 to 10.0
Expected share price volatility	104.26% - 109.69%	89.73% - 113.72%
Expected dividend yield	0.0% - 0.0%	0.0% - 0.0%

NOTE 8 – INCOME TAXES

No benefit (provision) has been recognized for the years ended December 31, 2025, and 2024. The reconciliation of income tax benefit at the U.S. statutory rate of 21% for years ending December 31, 2025, and 2024, to the Company’s effective tax rate, is as follows:

	December 31, 2025		December 31, 2024
Benefit (provision) at statutory rate	603,666	21.0%	$297,986	21.0%
Effect of Florida state income tax, net of federal benefits	124,901	4.3%	61,655	4.3%
Non-deductible items	(27,475)	(1.0)%	-	-
Change in prior year estimate	66,826	2.3%	-	-
Change in Valuation Allowance	(767,918)	(26.6)%	359,641	(25.3)%
Income tax benefit (provision)	$-	0%	$-	0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2025, and 2024 are as follows:

	Years Ended, December 31
	2025	2024
Deferred tax asset
Net operating loss carryovers	$14,090,707	$13,329,866
Research and development	106,591	-
Total deferred tax assets	14,197,298	13,329,866
Valuation Allowance	(14,097,784)	(13,329,866)
Deferred tax assets, net of allowance	99,514	-
Deferred tax liability – property and equipment	(99,514)	-
Net Deferred tax asset	$-	$-

As of December 31, 2025, the Company has U.S. net operating loss carryforwards (“NOLs”) of approximately $29.9 million that expire in 2032 through 2037 and approximately $25.4 million with no expiration but which are subject to an 80% limitation upon utilization. The Company has state net operating loss carryforwards of approximately $29.9 million that expire in 2032 through 2037. The deferred tax asset table above reflects the tax-effected balances of the Company’s net operating loss carryforwards using a 25.3% rate for U.S.-based carryforwards.

In 2025 and 2024, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions and as a result concluded no adjustment was necessary. The Company had no unrecognized tax benefits as of December 31, 2025, and 2024. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. U.S. tax returns for the years 2022 to 2024 remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions. Tax returns for years prior to 2022 may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

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

Leases

During 2025 and 2024, the Company maintained a lease agreement for office and laboratory space in Palm Beach Gardens, Florida, classified as an operating lease. The original lease, signed in 2019, had a five-year term and was renewed by the Company in 2024 for an additional five years. The renewed lease includes escalating monthly payments ranging from $9,100 to $10,242. For the initial measurement of the lease liability and right-of-use asset, the Company applied a discount rate of 10.0%, reflecting its estimated incremental borrowing rate. As of December 31, 2025, the weighted average remaining lease term for the operating lease was 3.9 years.

At December 31, 2025, minimum lease payments to be paid by the Company are as follows:

2026	$113,043
2027	116,434
2028	119,928
2029	102,426
Total lease payments	451,831
Less imputed interest	(79,085)
Present value of lease liabilities	372,746
Current portion	(79,316)
Long term portion	$293,430

Additionally, the Company leases 18.2 acres of land in Arcadia, Florida for cultivating king grass. The original lease commenced on September 1, 2020, with an annual cost of $6,370 and includes a renewal option for up to five years. It has been renewed for 2025-2026. As this lease can be terminated at will, it is not recognized as right-of-use assets or lease liabilities on the Company’s balance sheet.

During the year ended December 31, 2025, and 2024, the Company recognized rent expense, including common area maintenance fees and state sales tax, of $131,178 and $175,121, respectively. In the statement of operations, rent expense of $131,178 (2024: $166,576) is included in general and administrative expense and $0 (2024: $8,545) is included in research and development costs.

NOTE 10 – RELATED PARTIES AND TRANSACTIONS

Related Party transaction with the Company are as follows:

1)	Short-term notes payable, convertible notes issued to related parties are described in NOTE 6.
2)	A board resolution was passed on February 13, 2020 that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they receive less than full salaries.
3)	During 2024, the board of directors approved an increase in salaries to two officers of the Company retroactive to August 1, 2023, in light of the fact that they are not receiving payments of salaries on a consistent basis. CEO Ben Slager is to receive annual salary of $525,000 and CFO Anthony Santelli $325,000.
4)	In June 2024, the board of directors approved a partial anti-dilution compensation for CEO Ben Slager, CFO Anthony Santelli, and Director Chris Kneppers to be paid in restricted stock units and stock options of 4%, 3%, and 3%, respectively, of the equity and warrants sold to investors on the next $50 million in equity raised into the Company or its subsidiaries. This is compensation for their deferring salary or lending funds to the Company until such raise(s) is affected. These restricted share units will be issued as the Company raises capital through sale of its common stock. As of the end of 2025, Ben Slager is to be issued 382,000 RSUs and 282,800 options with a 15 cent exercise price and 99,200 options with an 18 cent exercise price, all expiring five years from the date of issuance, and both Anthony Santelli and Chris Kneppers are each to be issued 286,500 RSUs and 212,100 options with a 15-cent exercise price and 74,400 with an 18-cent exercise price. These remain payable as of December 31, 2025.

5)	As of April 1, 2024, the board of directors approved ceasing accruing interest on back pay due to officers and on directors’ fees. In lieu of interest, the Company will pay an additional $25,000 to each director contingent upon the financing of the first plant or the successful uplisting to the NYSE or Nasdaq. Similarly, a performance bonus equal to 100% of the outstanding back pay balance due to Officers Ben Slager and Anthony Santelli shall be paid contingent upon the financing of the first plant. These amounts automatically come due upon a Change of Control or if the Company files for bankruptcy under Chapter 11 or Chapter 7.
6)	As of August 28, 2024, each Director that is not an Officer shall receive 3.5% in cash and 3.5% in warrants for any investor first introduced to the Company by the Director. The warrants shall either be at the same price as any warrants being offered in the raise, or, if there are no warrants in the raise, then at the closing market price on the date in which the funds are received. All warrants will have a 5-year expiration from the date of the investment. No such cash/warrants were earned in 2025.
7)	On December 15, 2025, the Board of Directors approved of a $500,000 bonus for Ben Slager for having met the milestone of being able to produce over 500 lbs of sugar in an 8-hour day, an offer originally made on March 12, 2021, as an incentive to upscale and commercialize the Company’s patented CTS system.

NOTE 11 – GRANT INCOME

In September 2024, the Company was awarded a Small Business Innovation Research (“SBIR”) Phase II grant by the U.S. Department of Energy (DOE) in the amount of $1.15 million to be received subject to meeting certain terms and conditions. The purpose of the grant was to support the further development of the Company’s patented CTS process and to bring it to the point of being commercially ready. Accounting for this DOE grant does not fall under Accounting Standard Codification 606, Revenue from Contracts with Customers, as the DOE does not meet the definition of a customer under this standard.

During the year ended December 31, 2025, $865,000 was recognized as grant income for this grant. During the year ended December 31, 2024, $285,000 was recognized as grant income for this grant. There is no additional grant money from this grant.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following subsequent events:

Subsequent to December 31, 2025:

1)	The Company issued 2,426,000 shares of its common stock for proceeds of $272,000.
2)	3,147,550 options vested and 10,000 options expired.
3)	10,000 shares were issued for services.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2025. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to the Company’s directors and executive officers.

Name	Age	Position and Offices
Benjamin Slager	63	Chief Executive Officer and Chairman
Anthony Santelli	60	Chief Financial Officer and Director
George D. Bolton	76	Director and Secretary
Charles F. Sills	82	Director
Peter Zimeri	72	Director
Edmund Burke	65	Director
Chris Kneppers	75	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) of such Act which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. The Company filed a Form 15 in 2018 ceasing to be a “reporting Company”. On January 5, 2021, the Company filed a Form 10, which became effective 60 days later, on March 8, 2021. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2025, The following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

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

As of December 31, 2025, Ben Slager is owed $1,509,303 in back pay and accrued bonuses, along with interest of $18,013.

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

As of December 31, 2025, Anthony Santelli is owed $779,888 in back pay and accrued bonuses, along with interest of $62,986.

As of December 31, 2025, AES Financial Advisors, LLC, an entity owned by Anthony Santelli II and his wife Marjorie Santelli, Esq., is owed $68,805, including interest, primarily dating from 2018, prior to when Dr. Santelli became an officer of the Company.

During the year ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

The following tables set forth the compensation paid by the Company to its officers and directors for the fiscal years ended December 31, 2025, and December 31, 2024. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any, actually paid. Accrued back pay is included in Other in the year in which it is actually paid. Unvested but granted stock options are included in the year in which they vest. The compensation discussed addresses all compensation awarded to or paid to its named executive officers.

Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plans	Non-Qualified Deferred Comp on Earnings	Other (back pay)	Total
Benjamin Slager	2025	369,700	-	-	295,961	-	-	-	$665,661
(CEO)	2024	150,050	-	-	295,961	-	-	-	$446,011

Anthony Santelli II	2025	118,400	-	-	193,110	-	-		$311,510
(CFO)	2024	70,142	-	-	193,110	-	-		$263,252

(1)	See note 7 to the audited financial statements included in this filing for assumptions used in valuation.

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Ben Slager, CEO Chairman	5/01/2025		-	2,307,690	$0.13	5/01/2030
Anthony Santelli, CFO Director	5/01/2025		-	2,307,690	$0.13	5/01/2030
Ben Slager, CEO Chairman	12/11/2024		-	4,493,450	$0.11	12/11/2034
Anthony Santelli, CFO Director	12/11/2024		-	3,279,476	$0.11	12/11/2034
Ben Slager, CEO Chairman	12/11/2024	1,652,892	-	-	$0.121	12/11/2029
Ben Slager, CEO Chairman	12/11/2024	4,347,108		-	$0.11	12/11/2034
Anthony Santelli, CFO Director	12/11/2024	1,652,892		-	$0.121	12/11/2029
Anthony Santelli, CFO Director	12/11/2024	2,347,108		-	$0.11	12/11/2034
Ben Slager, CEO Chairman	3/1/2023	-	-	6,000,000	$0.20	3/1/2033
Anthony Santelli, CFO Director	3/1/2023	-	-	4,000,000	$0.20	3/1/2033
Ben Slager, CEO Chairman	1/5/2021	6,000,000	-	-	$0.15	1/5/2031
Anthony Santelli, CFO Director	1/5/2021	4,000,000	-	-	$0.15	1/5/2031
Ben Slager, CEO Chairman	5/9/2020	4,940,000	-	5,000,000	$0.10	5/9/2030
Anthony Santelli, CFO Director	5/9/2020	5,000,000	-	5,000,000	$0.10	5/9/2030
Total		29,940,000		32,388,306

Warrants Issued to Management

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date
NONE		-	-	$-

Total		-	-	$-

(1)	As of December 31, 2025.

Outstanding Equity Awards at Fiscal Year End

In May 2025, the Company’s Chief Executive Officer Ben Slager received 2,307,690 unvested stock options to purchase shares of the Company’s common stock, 769,230 of which vest on each of January 1, 2026, 2027, and 2028, all with an exercise price of 13 cents. Using a Black-Scholes option pricing model, these were valued at $211,839. In December 2024, the Company’s Chief Executive Officer Ben Slager received 826,446 fully vested incentive stock options to purchase shares of the Company’s common stock and 826,446 incentive stock options that vest in 2025 under the Company’s 2021 Employee Director Stock Plan at an exercise price of 12.1 cents per share. Using a Black-Scholes option pricing model, these were valued at $144,818. In December 2024, he also received 2,173,554 fully vested non-qualified stock options and 2,173,554 non-qualified stock options that vest in 2025. These were valued at $447,104. He also received 4,493,450 unvested non-qualified stock options that vest conditionally upon the commencement of production or upon the stock listing on a major exchange. These were valued at $462,367. In March 2023, the company’s Chief Executive Officer Ben Slager received options to purchase up to 6,000,000 shares of the Company’s common stock under the Company’s 2021 Employee Director Stock Plan at an exercise price of 20 cents per share that will vest if and when the company is uplisted to the Nasdaq or NYSE. Using a Black-Scholes option pricing model, these were valued at $1,015,146. In January 2021, the company’s Chief Executive Officer Ben Slager received options to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of 15 cents per share that vested January 1, 2022. Using a Black-Scholes option pricing model, these were valued at $743,298. In the year ended December 31, 2020, the Company’s Chief Executive Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS process. Using a Black-Scholes pricing model, the vested options were valued at $414,850.

In May 2025, the Company’s Chief Financial Officer Anthony Santelli received 2,307,690 unvested stock options to purchase shares of the Company’s common stock, 769,230 of which vest on each of January 1, 2026, 2027, and 2028, all with an exercise price of 13 cents. Using a Black-Scholes option pricing model, these were valued at $211,839. In December 2024, the Company’s Chief Financial Officer Anthony Santelli received 826,446 fully vested incentive stock options to purchase shares of the Company’s common stock and 826,446 incentive stock options that vest in 2025 under the Company’s 2021 Employee Director Stock Plan at an exercise price of 12.1 cents per share. Using a Black-Scholes option pricing model, these were valued at $144,818. In December 2024, he also received 1,173,554 fully vested non-qualified stock options and 1,173,554 non-qualified stock options that vest in 2025. These were valued at $241,402. He also received 3,279,476 unvested non-qualified stock options that vest conditionally upon the commencement of production or upon the stock listing on a major exchange. These were valued at $337,452. In March 2023, the company’s Chief Financial Officer Anthony Santelli received options to purchase up to 4,000,000 shares of the Company’s common stock under the Company’s 2021 Employee Director Stock Plan at an exercise price of 20 cents per share that will vest if and when the company is uplisted to the Nasdaq or NYSE. Using a Black-Scholes option pricing model, these were valued at $676,764. In January 2021, the company’s Chief Financial Officer Anthony Santelli received options to purchase up to 4,000,000 shares of the Company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 15 cents per share that vested on January 1, 2022. Using a Black-Scholes option pricing model, these were valued at $495,532. In the year ended December 31, 2020, the Company’s Chief Financial Officer received options to purchase up to 10,000,000 shares of the company’s common stock under the Company’s 2012 Employee Director Stock Plan at an exercise price of 10 cents per share, half that vested immediately, and half that vest upon the commercialization of the CTS process. Using a Black-Scholes pricing model, the vested options were valued at $414,850.

Pay Versus Performance Disclosure Table

			Average Summary	Average	Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation on Table Total for PEO	Compensation Actually Paid to PEO	Compensation on Table Total for Non-PEO NEOs	Compensation Actually Paid to Non-PEO NEOs	Total Shareholder Return	Total Shareholder Return of Peer Group	Net Income
2025	$665,661	$665,661	$311,510	$311,510	71%	N/A	$(2,874,601)
2024	$446,011	$446,011	$263,252	$263,252	36%	N/A	$(1,418,981)
2023	$265,500	$265,500	$177,082	$177,082	-44%	N/A	$(3,055,194)
2022	$1,223,798	$1,996,694	$745,532	$1,260,796	-42%	N/A	$(3,960,183)
2021	$1,017,205	$1,017,205	$293,690	$293,690	149%	N/A	$(2,139,310)

Additional Narrative Disclosures

A majority of the Company’s employees, including its executive officers, have entered into employment contracts with the company. The company does not offer any benefits package, deferred compensation, or retirement plan at this time, other than an employee stock option plan.

Director Compensation

In March 2015, the Board of Directors approved a resolution to award compensation packages to the Company’s independent directors for their service as directors or as members of any committee of directors. Directors who are also officers are not to receive additional compensation for being Directors. A resolution dated May 5, 2021, reduced board compensation to $2,500 per quarter paid, at the option of the director, in cash or stock at the market price at the end of the quarter. Most directors have been accruing that as back pay. A resolution dated February 27, 2023, granted each board member 500,000 options that vest when the Company uplists to a major exchange. A resolution dated May 1, 2025, granted each board member 300,000 options that vest immediately.

The following table sets forth compensation we paid to our non-officer directors during the years ended December 31, 2025, and 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation (S)	Total ($)
George D. Bolton	$-	-	$69,844	-	$69,844
Charles F. Sills	-	-	$32,633	-	$32,633
Peter Zimeri	-	-	$32,633	-	$32,633
Ned Burke	-	-	$32,633	-	$32,633
Chris Kneppers	-	-	$32,633	-	$32,633

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation (S)	Total ($)
George D. Bolton	-	-	$67,760	-	$67,760
Charles F. Sills	-	-	-	-	$0
Peter Zimeri	$14,500	-	-	-	$14,500
Ned Burke	-	-	-	-	$0
Chris Kneppers	-	-	-	-	$0

(1) See note 7 to the audited financial statements included in this filing for assumptions used in valuation.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2025, by: (i) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	No of Shares (2)	% Owned (1)
Benjamin Slager (3)	48,349,230	14.4
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Anthony Santelli, II (4)	48,912,210	14.6
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Charles F. Sills (5)	1,400,000	0.4
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

George D. Bolton (6)	5,931,667	1.9
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Peter Zimeri (7)	344,000	0.1
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Edmund Burke (8)	14,840,276	4.6
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

Chris and Angela Kneppers (9)	23,651,270	7.4
3710 Buckeye Street, Suite 120
Palm Beach Gardens, FL 33410

All officers and directors as a group (seven persons)	143,428,653	39.9

(1)	The percentages in this table are based upon 317,872,112 shares of common stock issued and outstanding as of December 31, 2025, and assumes the person’s vested options and warrants are exercised but none other.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 500,000 exercisable warrants obtained as part of a private placement in the Company; 15,000,000 shares owned by the Benjamin Slager 2021 Irrevocable Trust; and shares underlying 17,709,230 fully vested and exercisable employee options owned by Benjamin Slager. Benjamin Slager also has 17,031,910 additional employee options awarded 769,230 that will vest on January 1, 2027, the same number that will vest on January 1, 2028, and the rest that will vest upon the sooner of revenue generation from a production facility or the uplisting to the Nasdaq or NYSE, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately.

(4)	Includes 23,366,803 shares, 125,000 fully vested and exercisable warrants, and 13,769,230 vested and exercisable employee options owned by Anthony Santelli, II; 8,026,177 shares and 3,625,000 fully vested and exercisable warrants owned by The AES Capital Resource Fund, LP, an entity controlled by Anthony Santelli, II. Anthony Santelli also has 13,817,936 additional employee options awarded 769,230 that will vest on January 1, 2027, the same number that will vest on January 1, 2028, and the rest that will vest upon the sooner of revenue generation from a production facility or the uplisting to the Nasdaq or NYSE, unless the company enters into a merger or purchase agreement, at which time all options shall vest immediately.

(5)	Charles Sills also has 789,583 options that will vest if the Company uplists to the Nasdaq or NYSE or begins commercial production of biofuels.

(6)	Includes 1,531,667 fully vested and exercisable options. George Bolton also 789,583 options that will vest if the Company uplists to the Nasdaq or NYSE or begins commercial production of biofuels.

(7)	Includes 44,000 shares and 300,000 fully vested and exercisable options. Peter Zimeri also has 789,583 options that will vest if the Company uplists to the Nasdaq or NYSE or begins commercial production of biofuels.

(8)	Includes 13,430,276 shares, 1,110,000 warrants and 300,000 fully vested and exercisable options. Edmund Burke also has 789,583 options that will vest if the Company uplists to the Nasdaq or NYSE or begins commercial production of biofuels.

(9)	Includes 21,017,937 shares owned communally, and 2,333,333 fully vested and exercisable warrants and 300,000 fully vested and exercisable options. Chris Kneppers also has 789,583 options that will vest if the Company uplists to the Nasdaq or NYSE or begins commercial production of biofuels.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent (5%) or more of the outstanding securities of any class of the issuer, other than as set forth above.

Changes in Control

The Company does not currently have any arrangements which if consummated may result in a change of control of the Company.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

1)	Short-term notes payable, convertible notes, and legacy liabilities issued to related parties are described in NOTE 6 to the financial statements included herein.
2)	A board resolution was passed on February 13, 2020 that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they receive less than full salaries.
3)	During 2024, the board of directors approved an increase in salaries to two officers of the Company retroactive to August 1, 2023, in light of the fact that they are not receiving payments of salaries on a consistent basis. CEO Ben Slager is to receive annual salary of $525,000 and CFO Anthony Santelli $325,000.
4)	In June 2024, the board of directors approved a partial anti-dilution compensation for CEO Ben Slager, CFO Anthony Santelli, and Director Chris Kneppers to be paid in restricted stock units and stock options of 4%, 3%, and 3%, respectively, of the equity and warrants sold to investors on the next $50 million in equity raised into the Company or its subsidiaries. This is compensation for their deferring salary or lending funds to the Company until such raise(s) is affected. These restricted share units will be issued as the Company raises capital through sale of its common stock. As of the end of 2025, Ben Slager is to be issued 382,000 RSUs and 282,800 options with a 15 cent exercise price and 99,200 options with an 18 cent exercise price, all expiring five years from the date of issuance, and both Anthony Santelli and Chris Kneppers are each to be issued 286,500 RSUs and 212,100 options with a 15-cent exercise price and 74,400 with an 18-cent exercise price. These remain payable as of December 31, 2025.
5)	As of April 1, 2024, the board of directors approved ceasing accruing interest on back pay due to officers and on directors’ fees. In lieu of interest, the Company will pay an additional $25,000 to each director contingent upon the financing of the first plant or the successful uplisting to the NYSE or Nasdaq. Similarly, a performance bonus equal to 100% of the outstanding back pay balance due to Officers Ben Slager and Anthony Santelli shall be paid contingent upon the financing of the first plant. These amounts automatically come due upon a Change of Control or if the Company files for bankruptcy under Chapter 11 or Chapter 7.
6)	As of August 28, 2024, each Director that is not an Officer shall receive 3.5% in cash and 3.5% in warrants for any investor first introduced to the Company by the Director. The warrants shall either be at the same price as any warrants being offered in the raise, or, if there are no warrants in the raise, then at the closing market price on the date in which the funds are received. All warrants will have a 5-year expiration from the date of the investment. No such cash/warrants were earned in 2025.
7)	On December 15, 2025, the Board of Directors approved of a $500,000 bonus for Ben Slager for having met the milestone of being able to produce over 500 lbs of sugar in an 8-hour day, an offer originally made on March 12, 2021, as an incentive to upscale and commercialize the Company’s patented CTS system.

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

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, Assure, CPA for professional services rendered for audit services fiscal years ended December 31, 2024, and December 31, 2025, are approximately $60,358 and $67,908, respectively.

Audit Related fees

During the past fiscal year, no fees were billed or incurred for assurance or related services by the Company’s auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During the past fiscal year, the Company did not incur any fees for tax preparation from our principal auditor in either 2024 or 2025, as we hire a different accountant to perform these services.

All Other Fees

During the past fiscal year, no other fees were billed or incurred for services by the Company’s auditors other than the fees noted above. The Company’s board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of its auditors.

The Board of Directors Preapproval Policies

The Company has had a functioning audit committee since May 2018. For the fiscal year ending December 31, 2025, the Company’s full board approved of the audit arrangement with Assure, CPA. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Company’s board of directors regarding its engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, its board of directors is informed of each service provided, and such policies and procedures do not include delegation of its board of directors’ responsibilities under the Exchange Act to its management. The Company’s board of directors may delegate to one or more designated members of its board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If the board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ending December 31, 2025, 100% of audit-related services, tax services and other services performed by the Company’s independent auditors were pre-approved by its board of directors.

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

Blue Biofuels, Inc.
(Registrant)

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	March 19, 2026

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	March 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Benjamin Slager
Benjamin Slager
Chief Executive Officer, (Principal Executive Officer)

Date	March 19, 2026

By	/s/ Anthony Santelli II
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date	March 19, 2026

By	/s/ George D. Bolton
George D. Bolton
Director

Date	March 19, 2026

By	/s/ Charles F. Sills
Charles F. Sills
Director

Date	March 19, 2026

By	/s/ Peter Zimeri
Peter Zimeri
Director

Date	March 19, 2026

By	/s/ Edmund Burke
Edmund Burke
Director

Date	March 19, 2026

By	/s/ Chris Kneppers
Chris Kneppers
Director

Date	March 19, 2026

