Form 10-Q
period 2026-03-31
BLUE BIOFUELS, INC.
filed 2026-05-04
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2026

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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (April 22, 2026): 320,948,112.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Financial Statements

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$8,665	$65,200
Prepaid Expenses	11,551	11,551
TOTAL CURRENT ASSETS	20,216	76,751
Other Assets
Property and Equipment, net of accumulated depreciation and amortization of $512,877 and $482,578 at March 31, 2026 and December 31, 2025, respectively	524,810	555,109
Deposits	90,276	80,276
Right of Use Assets, net of accumulated amortization	345,587	365,414
Patents and Trademarks, net of accumulated amortization	328,751	329,829
TOTAL OTHER ASSETS	1,289,424	1,330,628
TOTAL ASSETS	$1,309,640	$1,407,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$154,835	$154,897
Accounts Payable - Related Party	48,570	48,570
Deferred Wages and Directors’ Fees - Related party	2,681,060	2,525,135
Right of Use Lease Liability - Current	82,166	79,316
Interest Payable - Related Party	152,484	176,484
TOTAL CURRENT LIABILITIES	3,119,115	2,984,402
Long term liabilities
Right of Use Lease Liability, Long Term	271,621	293,430
Notes Payable — Related Party	1,345,000	1,325,000
Convertible Notes Payable — Related Party	190,000	190,000
Legacy Notes Payable	320,630	320,630
TOTAL LONG TERM LIABILITIES	2,127,251	2,129,060
TOTAL LIABILITIES	5,246,366	5,113,462

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 320,948,112 and 317,872,112 issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	320,948	317,872
Additional paid-in capital	56,536,489	56,106,407
Accumulated deficit	(60,794,163)	(60,130,362)
TOTAL STOCKHOLDERS’ DEFICIT	$(3,936,726)	$(3,706,083)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,309,640	$1,407,379

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31
	2026	2025
Revenue	$-	$-
Operating expense:
General and administrative	274,585	338,098
Research and development	384,913	350,707
Total operating expenses	659,498	688,805

Loss from operations:	(659,498)	(688,805)

Other (income) expense:
Government grant income	-	(444,970)
Interest expense - related party	4,303	-
Other (income) expense	-	(2)
Total other (income) expense	4,303	(444,972)

Income (Loss) before provisions for income taxes	$(663,801)	$(243,833)
Provisions for income taxes	-	-
Net Income (Loss)	$(663,801)	$(243,833)

Net income (loss) per share - basic and diluted	$(0.002)	$(0.001)

Weighted average common shares outstanding
Basic	319,225,834	308,459,719
Diluted	319,225,834	308,459,719

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	317,872,112	$317,872	$56,106,407	$(60,130,362)	$(3,706,083)
Issuance of common stock for services	10,000	$10	$1,240	-	$1,250
Issuance of 30,000 warrants for interest	-	-	4,303	-	4,303
Issuance of common stock and warrants for cash in Private Placement	1,816,000	$1,816	225,184	-	$227,000
Issuance of common stock for the exercise of warrants	1,250,000	1,250	123,750	-	125,000
Stock based compensation recognized under the employee, director plan	-	-	75,605	-	75,605
Net Income (Loss)				(663,801)	(663,801)
Balance as of March 31, 2026	320,948,112	$320,948	$56,536,489	$(60,794,163)	$(3,936,726)

Balance as of December 31, 2024	307,960,508	$307,961	$54,101,897	$(57,255,761)	$(2,845,903)
Employee director stock options exercised on a cashless basis	44,000	44	(44)	-	-
Issuance of common stock and warrants on the conversion of notes	625,000	625	49,375	-	50,000
Stock based compensation recognized under the employee, director plan	-	-	88,165	-	88,165
Net Income (Loss)				(243,833)	(243,833)
Balance as of March 31, 2025	308,629,508	$308,630	$54,239,393	$(57,499,594)	$(2,951,571)

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31
	2026	2025
Cash flows from operating activities
Net Income (Loss)	$(663,801)	$(243,833)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	31,377	29,926
Stock based compensation	76,855	88,165
Issuance of warrants for interest expense	4,303	-
Changes in operating assets and liabilities
Accounts payable	(62)	12,609
Deferred wages and directors fees -- related party	155,925	124,861
Interest payable - related party	(24,000)	-
Right of use lease	868	1,688
Net cash provided by (used in) operating activities	(418,535)	13,416

Cash flows from investing activities
Purchase of property and equipment	-	(104,630)
Payment of deposit on property	(10,000)	(50,000)
Additions to patent and trademark costs	-	-
Net cash provided by (used in) investing activities	(10,000)	(154,630)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	227,000	-
Proceeds from the exercise of warrants	125,000	-
Proceeds from the issuance of notes payable -- RP	20,000	100,000
Net cash provided by financing activities	372,000	100,000

Net increase (decrease) in cash and cash equivalents	(56,535)	(41,214)

Cash and cash equivalent at beginning of the period	65,200	48,797
Cash and cash equivalent at end of the period	$8,665	$7,583

Non-cash financing and investing activities
Issuance of common stock and warrants on the conversion of notes payable	$-	$50,000

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

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of March 31, 2026, the Company has incurred accumulated losses of $60,794,163. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed financial statements do not include all disclosures required of annual financial statements and, accordingly, should be read in conjunction with our financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Operating results for the three months ended March 31, 2026, may not be indicative of full year 2026 results.

In management’s opinion, the accompanying condensed financial statements contain all adjustments necessary for a fair statement of our financial position as of March 31, 2026, and our results of operations, changes in stockholders’ deficit and cash flows for the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, due to net losses, all potential dilutive securities are antidilutive. There are a total of 87,321,907 common shares that would be issued if all warrants, vested options, and convertible notes were exercised.

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

The Company has adopted the disclosure requirements of Accounting Standards Codification (“ASC”) 832 Government Assistance.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

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

NOTE 4 – PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT	Life	March 31, 2026	December 31, 2025
Building and Improvements	15	$9,370	$9,370
Construction and Engineering	10	171,817	171,817
Machinery and Equipment	10	831,079	831,079
Furniture and Fixtures	5	13,596	13,596
Computer Equipment	3	11,825	11,825
		1,037,687	1,037,687
Less Accumulated Depreciation		$(512,877)	$(482,578)
Property and Equipment		$524,810	$555,109

Total depreciation expense was $30,299 and $29,926 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The Company has obtained three patents and has applied for six more patents on its technology, and has also applied for international patents. The Company has obtained one trademark and has four more pending. The following is a summary of the Company’s patents and trademarks at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Trademarks issued	$8,340	$8,340
Patents issued	86,259	86,259
Patents and trademarks issued, at cost	94,599	94,599
Accumulated amortization	(26,239)	(25,161)
Net balance of issued patents and trademarks	$68,360	$69,438
Patents and trademarks pending	260,391	260,391
TOTAL PATENTS AND TRADEMARKS	$328,751	$329,829

Amortization expenses for patents and trademarks for the three months ended March 31, 2026, and 2025 were $1,078 and $0, respectively. Estimated amortization expense for the years subsequent to March 31, 2026, is as follows:

Year ending December 31,
2026 remaining	$3,235
2027	4,313
2028	4,313
2029	4,313
2030	4,313
Thereafter	39,533
TOTAL	$60,020

NOTE 6 – DEBT

Notes Payable – Related Party

From 2023 to 2025, the Company borrowed a total of $1,325,000 from board member Chris Kneppers. The notes are now payable on the earliest of the date on which the Company (1) uplists to the Nasdaq or NYSE; (2) receives $5 million in equity financing; or (3) begins generating revenue from its first facility. During the three month period ended March 31,2026, the Company borrowed an additional $20,000 from Mr. Kneppers with the same terms. The total debt due as of March 31, 2026, is $1,345,000. In lieu of interest, the Company will pay Mr. Kneppers 100% of the outstanding loan balance due him contingent upon the financing of the first plant. All interest and loan amounts automatically come due upon a change of control of the Company or if the Company files for bankruptcy under Chapter 11 or Chapter 7. At March 31, 2026 and December 31, 2025, accrued interest payable to Mr. Kneppers is $46,651, and $46,651, respectively.

Convertible Notes Payable – Related Party

In June and November 2023, the Company entered two long-term convertible notes with board member Edmund Burke with principal amounts of $25,000 and $15,000, respectively, to be repaid when the Company receives an equity investment of at least $3 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 307,692 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 80,000 warrants having a strike price of $0.15 and an expiration of 5 years every twelve months in lieu of interest. During the quarter ended March 31, 2026 and 2025, 30,000 and 0 warrants with a fair value of $4,303 and $0,respectively, were issued to Mr. Burke (see Note 7). The fair value of these warrants is included in interest expense – related parties on the statement of operations.

In April 2023, the Company entered a separate long-term convertible note with board member Mr. Burke, with a principal balance of $150,000, to be repaid when the Company receives an equity investment of at least $1.5 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 1,153,846 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 100,000 warrants having a strike price of $0.15 and an expiration of 5 years every six months in lieu of interest. During the three months ended March 31, 2026 and March 31, 2025, 0 and 0 warrants with a fair value of $0 and $0, respectively, were issued to Mr. Burke (see Note 7). The fair value of these warrants is included in interest expense – related parties on the statement of operations.

Pursuant to the Company’s Chapter 11 Plan of Reorganization confirmed on September 18, 2019, the Company restructured several outstanding notes payable and convertible debentures into fixed settlement obligations. Under the terms of the confirmed Plan, the original terms, interest rates, and conversion features were terminated in exchange for a combined settlement of $320,630, payable solely out of the Company’s future gross revenues or a percentage thereof. As of March 31, 2026 and December 31, 2025, the remaining aggregate balance of these obligations is $320,630.

A summary of all Notes that remain including those indicated in the Notes above is as follows:

Notes Payable	March 31, 2026	December 31, 2025
Current Convertible Notes — Other	$-	$-
Long Term Convertible Notes Payable – Related Party	190,000	190,000
Long-Term Notes Payable – Related Party	1,345,000	1,325,000
Long Term Notes Payable from future revenue	320,630	320,630
TOTAL NOTES	$1,855,630	$1,835,630

As of March 31, 2026, none of the $1,855,630 outstanding notes payable is due at a specific point in time. $320,630 will be paid from future gross revenues.

At March 31, 2026, there are $190,000 in convertible notes that, if converted, would convert into 1,461,538 shares.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2026, and 2025, the Company issued an aggregate of 10,000 and 0 shares, respectively, of its common stock for services with a fair value based on the trading price of the Company’s stock on the date of issuance of $1,250 and $0, respectively.

During the three months ended March 31, 2026, in connection with the exercise of warrants, the Company issued 1,250,000 shares of its common stock for $125,000.

During the three months ended March 31, 2026, the Company issued 1,816,000 shares and warrants in a private placement for proceeds of $227,000.

Warrants:

During the three-month period ended March 31, 2026 and 2025, the Company issued 30,000 and 0 warrants for interest with a fair value of $4,303 and $0, respectively.

A summary of warrant activity for the year ended December 31, 2025 and three months ended March 31, 2026 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2024	27,446,495	$0.21
Issued in connection with:
Common stock units sold for cash	6,830,000	0.16
Services	266,000	0.12
Debt-related interest	250,000	0.15
Debt conversion	625,000	0.10
Expired	(500,000)	0.20
Exercised	(750,000)	0.09
Balance, December 31, 2025	34,167,495	0.20
Issued in connection with:
Common stock units sold for cash	1,816,000	0.18
Debt-related interest	30,000	0.15
Exercised	(1,250,000)	0.10
Expired	-	-
Balance, March 31, 2026	34,763,495	0.20

Warrants outstanding at March 31, 2026 have a weighted average exercise price of $0.20 and a weighted average remaining term of 2.7 years.

Stock Options:

During the three-month period ended March 31, 2026 and 2025, the Company recognized $75,605 and $88,165 of stock based compensation, respectively, under the employee, director plan. Of this amount, $288 (2025: $33,709) was classified as general and administrative expense and $75,317 (2025: $54,456) was classified as research and development expenses.

A summary of option activity for the year ended December 31, 2025, and three months ended March 31, 2026, is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2024	88,971,571	$0.13
Options granted	12,774,470	0.12
Options expired	(3,658,335)	0.15
Options exercised	(650,000)	0.06
Balance, December 31, 2025	97,437,706	0.13
Options granted	-	-
Options expired	(10,000)	0.15
Options exercised	-	-
Balance, March 31, 2026	97,427,706	0.13
Vested, March 31, 2026	50,596,874	0.13

The weighted average remaining life of outstanding and vested options is 6.2 years and 5.9 years, respectively. At March 31, 2026, outstanding vested options had an intrinsic value of $984,775, and the total intrinsic value of all options is $1,921,093.

At March 31, 2026, remaining compensation to be recognized as future vesting of stock options is approximately $5.2 million of which approximately $0.2 million will vest in 2026, $0.1 in subsequent years, and approximately $4.9 million will vest upon the probability of achieving performance milestone criteria.

Black Scholes Model Variables:

The fair value associated with warrants and options issued during the three months ended March 31, 2026, were valued on the date of issuance or modification.

The following assumptions were used in calculations of the Black-Scholes option pricing models for option and warrant-based stock compensation issued in the quarters ended March 31, 2026, and 2025:

	March 31, 2026	March 31, 2025
Exercise price	$0.15	$0.11
Risk-free interest rate	3.74%	4.54%
Expected term (in years)	5.0	10.0
Expected share price volatility	102.26%	109.69%
Expected dividend yield	0.0% - 0.0%	0.0% - 0.0%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. The Company is not in any litigation at this time.

Leases

The Company currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed balance sheet. The new lease has a term of five years, expires on October 31, 2029, and has escalating monthly payments range from $9,100 to $10,242. At inception, the lease was classified as an operating lease and the Company recorded a ROU lease asset and liability of $452,132 and $452,132, respectively, at a discount rate of 10%. Rent expense for the three months ending March 31, 2026, and 2025 were $62,146 and $57,579, respectively, which is expensed as part of G&A in the statement of operations.

At March 31, 2026, minimum lease payments to be paid by the Company are as follows:

Remainder of 2026	$84,923
2027	116,434
2028	119,928
2029	102,426
Total lease payments	423,711
Less imputed interest	(69,924)
Present value of lease liabilities	353,787
Current portion	(82,166)
Long term portion	$271,621

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party transactions with the Company are as follows:

1)	Short-term notes payable, convertible notes, and legacy liabilities issued to related parties are described in NOTE 6.
2)	A board resolution was passed on February 13, 2020 that pledged the patents and pending patents to secure the back pay claims of Ben Slager, CEO, Anthony Santelli, CFO, and Charles Sills, Director. This was done to ensure the continued involvement of management to build the Company while they receive less than full salaries.
3)	During 2024, the board of directors approved an increase in salaries to two officers of the Company retroactive to August 1, 2023, in light of the fact that they are not receiving payments of salaries on a consistent basis. CEO Ben Slager is to receive annual salary of $525,000 and CFO Anthony Santelli $325,000.
4)	In June 2024, the board of directors approved a partial anti-dilution compensation for CEO Ben Slager, CFO Anthony Santelli, and Director Chris Kneppers to be paid in restricted stock units and options of 4%, 3%, and 3%, respectively, of the equity and warrants granted to investors on the next $50 million in equity raised into the Company or its subsidiaries. This is compensation for their deferring salary or lending funds to the Company until such raise(s) is affected. These restricted share units will be issued as the Company raises capital through sale of its common stock. As of March 31, 2026, Ben Slager is to be issued 419,440 RSUs and options with an exercise price ranging from 15 to 18 cents and expiring five years from issuance, and both Anthony Santelli and Chris Kneppers are each to be issued 314,580 RSUs and 314,580 options with the same terms. None of the RSUs nor options have been issued as of March 31, 2026.

5)	As of April 1, 2024, the board of directors approved ceasing accruing interest on back pay due to officers and on directors fees. In lieu of interest, the Company will pay an additional $25,000 to each director contingent upon the financing of the first plant or the successful uplisting to the NYSE or Nasdaq. Similarly, a performance bonus equal to 100% of the outstanding back pay balance due to Officers Ben Slager and Anthony Santelli shall be paid contingent upon the financing of the first plant. These amounts automatically come due upon a Change of Control or if the Company files for bankruptcy under Chapter 11 or Chapter 7.
6)	As of August 28, 2024, each Director that is not an Officer shall receive 3.5% in cash and 3.5% in warrants for any investor first introduced to the Company by the Director. The warrants shall either be at the same price as any warrants being offered in the raise, or, if there are no warrants in the raise, then at the closing market price on the date in which the funds are received. All warrants will have a 5-year expiration from the date of the investment. No such cash/warrants have been earned to date.
7)	On December 15, 2025, the Board of Directors approved of a $500,000 bonus for Ben Slager for having met the milestone of being able to produce over 500 lbs of sugar in an 8-hour day, an offer originally made on March 12, 2021, as an incentive to upscale and commercialize the Company’s patented CTS system. This amount is accrued in Deferred Wages and Directors’ Fees – Related party as of March 31, 2026 and December 31, 2025.

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

During the three month periods ended March 31, 2025, $444,970 was recognized as grant income for this grant. None was recognized during the quarter ended March 31, 2026, as there is no additional grant money from this grant for 2026.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

The Company received $50,000 from a board member in exchange for a note with the same terms as previous notes. See Note 6, Notes Payable Related Party, above.

The Company received $100,000 from an unrelated party in exchange for a note. The note has a $10,000 origination fee and is payable in 12 months. At the option of the holder, instead of the origination fee, the Note may be converted into shares at 12.5 cents per share plus a warrant with a strike price of 18 cents and a 5-year expiration.

The Company issued 200,000 warrants for annual interest on a $150,000 note to a board member. See Note 6 Convertible Notes Payable, above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by, and information currently available to, its management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that the Company desires to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; and other risks and uncertainties. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this financial statement identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

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

Capital Formation

From January 1, 2026, through the date of filing, the Company issued an aggregate of 10,000 shares of its common stock for services valued at $1,250.

From January 1, 2026, through the date of filing, the Company issued an aggregate of 230,000 warrants for interest on notes to a related party.

From January 1, 2026, through the date of filing, the Company issued an aggregate of 1,816,000 shares and warrants for $227,000 in a private placement.

From January 1, 2026, through the date of filing, the Company issued an aggregate of 1,250,000 shares for the exercise of warrants and received proceeds of $125,000.

From January 1, 2026, through the date of filing, 3,147,550 options vested. During the three months ended March 31, 2026, the Company recognized stock-based compensation of $75,605 in connection with the expensing of unvested options.

From January 1, 2026, through the date of filing, 10,000 vested options expired.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. As of March 31, 2026, the Company had a working capital deficit of $3,098,898 and had incurred accumulated losses of $60,794,163 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three month period ended March 31, 2026 to March 31, 2025

For the three months ended March 31, 2026, the Company recognized $0 in revenue as opposed to $0 in 2025.

For the three months ended March 31, 2026, the Company’s general and administrative expenses decreased by $63,513 to $274,585 from $338,098 in 2025. This decrease is primarily the result of $56,199 in consulting expenses in 2025 versus $20,744 in 2026.

Interest expense increased in the quarter ended March 31, 2026 by $4,303 from $0 in 2025.

Research and development (R&D) costs for the quarter ended March 31, 2026, were $384,913, an increase of $34,206 from $350,707 in 2025. The increase in R&D expenses is primarily the result of equity-based compensation of $75,317 in 2026 versus $54,456 in 2025.

Liquidity and Capital Resources

Liquidity

As of March 31, 2026, the Company had $8,665 in cash and cash equivalents, and total stockholders’ deficit on March 31, 2026, was $3,936,726. As of December 31, 2025, the Company had $65,200 in cash and cash equivalents, and total stockholders’ deficit at December 31, 2025, was $3,706,083. Total debt, including convertible notes, accounts payable and other notes payable at March 31, 2026, together with interest payable thereon and legacy liabilities, was $5,246,366 an increase of $132,904 from December 31, 2025, where it stood at $5,113,462. This increase is primarily attributable to an increase in deferred wages of $155,925.

During the three months ended March 31, 2026, the Company’s net cash used in operating activities was $418,535 compared to net cash provided by operating activities of $13,416 in the three months ending March 31, 2025. This is primarily attributed to a higher net loss in 2026 due to grant income in 2025.

During the three months ended March 31, 2026, the Company generated an aggregate of $372,000 versus $100,000 through its financing activities in the three months ended March 31, 2025, which is an increase of $272,000. This increase from the prior year can primarily be attributed to net proceeds of $227,000 in a private placement and $125,000 from the exercise of warrants versus $100,000 for the issuance of notes payable in 2025 versus $20,000 in 2026.

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

As of the date of this filing, in 2026 the Company has raised $352,000 through the issuance of shares and $170,000 from the issuance of notes. The Company previously raised $17,974,375 in shares and $2,245,916 through converted notes and $1,515,000 in debt or convertible notes since inception. However, there is no guarantee that the Company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of March 31, 2026, shareholders’ deficit was $3,936,726.

There were 320,948,112 shares of common stock issued and outstanding as of March 31, 2026.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2026. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, there are no material claims or suits whose outcomes could have a material effect on the Company’s financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2026, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Larry Chimerine	01/05/26	Common Stock	200,000	Purchase @ $0.125 per share
Anthony Santelli, Sr.	01/20/26	Common Stock	625,000	Exercise of Warrants
Mark Monahan	02/04/26	Common Stock	400,000	Purchase @ $0.125 per share
Joe Galbo	02/10/26	Common Stock	10,000	Stock for Services
Anthony Santelli, Sr.	02/24/26	Common Stock	625,000	Exercise of Warrants
David Bolton	03/06/26	Common Stock	416,000	Purchase @ $0.125 per share
Anthony Santelli, Sr.	03/26/26	Common Stock	800,000	Purchase @ $0.125 per share

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

Date May 4, 2026

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date May 4, 2026

