Form 10-Q
period 2026-09-30
BLUE BIOFUELS, INC.
filed 2026-11-13
CIK 1549145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2026

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

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (October 31, 2026): 324,418,980.

2

PART I – FINANCIAL INFORMATION

Blue Biofuels, Inc.

Financial Statements

UNAUDITED FINANCIAL STATEMENTS

OF

BLUE BIOFUELS, INC.

Blue Biofuels, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$6,473	$65,200
Prepaid Expenses	12,051	11,551
TOTAL CURRENT ASSETS	$18,524	$76,751
Other Assets
Property and Equipment, net of accumulated depreciation and amortization of $568,257 and $482,578 at September 30, 2026 and December 31, 2025, respectively	$574,519	555,109
Security Deposits	120,276	80,276
Right of Use Assets, net of accumulated amortization	304,486	365,414
Patents and Trademarks, net of accumulated amortization	334,513	329,829
TOTAL OTHER ASSETS	$1,333,794	$1,330,628
TOTAL ASSETS	$1,352,318	$1,407,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	41,920	154,897
Accounts Payable – Related Parties	11,403	48,570
Deferred Wages and Directors Fees – Related Parties	3,014,084	2,525,135
Right of Use Lease Liability – Current	88,083	79,316
Convertible Notes Payable – Other	274,000	-
Convertible Notes Payable – Related Parties	115,000	-
Interest Payable – Related Parties	133,471	176,484
TOTAL CURRENT LIABILITIES	$3,677,961	$2,984,402
Long Term Liabilities
Right of Use Lease Liability – Long Term	226,340	293,430
Notes Payable – Related Parties	1,585,000	1,325,000
Convertible Notes Payable – Related Parties	190,000	190,000
Legacy Notes Payable – Other	220,000	320,630
TOTAL LONG TERM LIABILITIES	$2,221,340	$2,129,060
TOTAL LIABILITIES	$5,899,301	$5,113,462

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 324,418,980 and 317,872,112 issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	324,419	317,872
Additional paid-in capital	57,873,693	56,106,407
Obligation to issue shares	185,131	-
Accumulated deficit	(62,930,226)	(60,130,362)
TOTAL STOCKHOLDERS’ DEFICIT	$(4,546,983)	$(3,706,083)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,352,318	$1,407,379

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-
Operating expense:
General and administrative	555,192	350,577	1,227,185	1,119,809
Research and development	826,453	485,677	1,642,564	1,307,853
Gain on extinguishment of accounts payable	-	-	(97,500)
Total operating expenses	1,381,645	836,254	2,772,249	2,427,662

Loss from operations:	(1,381,645)	(836,254)	(2,772,249)	(2,427,662)

Other (income) expense:
Grants income	-	(420,030)	-	(865,000)
Interest expense - related parties	3,623	6,323	27,615	24,470
Total other (income) expense	3,623	(413,707)	27,615	(840,530)

Income (Loss) before provisions for income taxes	$(1,385,268)	$(422,547)	$(2,799,864)	$(1,587,132)
Provisions for income taxes	-	-	-	-
Net Income (Loss):	$(1,385,268)	$(422,547)	$(2,799,864)	$(1,587,132)

Net income (loss) per basic share	$(0.004)	$(0.001)	$(0.009)	$(0.005)

Net income (loss) per share, fully diluted	$(0.004)	$(0.001)	$(0.009)	$(0.005)

Weighted average common shares outstanding
Basic and diluted	324,063,545	312,167,546	320,658,983	310,842,369

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Obligation to	Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Issue Shares	Capital	Deficit	(Deficit)
Balance as of December 31, 2025	317,872,112	$317,872	$-	$56,106,407	$(60,130,362)	$(3,706,083)
Issuance of common stock for services	10,000	$10		$1,240	-	$1,250
Issuance of 30,000 warrants for interest	-	-		4,303	-	4,303
Issuance of common stock and warrants for cash in Private Placement	1,816,000	1,816		225,184	-	227,000
Issuance of common stock for the exercise of warrants	1,250,000	1,250		123,750	-	125,000
Stock based compensation recognized under the employee, director plan	-	-		75,605	-	75,605
Net Income (Loss)					(663,801)	(663,801)
Balance as of March 31, 2026	320,948,112	$320,948	$-	$56,536,489	$(60,794,163)	$(3,936,726)
Issuance of common stock for services	800,000	800		79,200	-	80,000
Issuance of 200,000 warrants for interest	-	-		19,689	-	19,689
Issuance of common stock and warrants for cash through private placements	1,100,000	1,100		118,900	-	120,000
Issuance of common stock on the settlement of legacy debt	670,868	671		99,959	-	100,630
Stock based compensation recognized under the employee, director plan	-	-		123,399	-	123,399
Restricted shares to be issued to officers and directors	-	-	185,131	-		185,131
Net Income (Loss)	-	-		-	(750,795)	$(750,795)
Balance as of June 30, 2026	323,518,980	$323,519	$185,131	$56,977,636	$(61,544,958)	$(4,058,672)
Issuance of common stock for services	850,000	850		84,150		85,000
Issuance of 50,000 warrants for interest	-	-		3,623		3,623
Issuance of common stock for the exercise of warrants	50,000	50		2,450		2,500
Stock based compensation recognized under the employee, director plan	-	-		805,834		805,834
Net Income (Loss)	-	-		-	$(1,385,268)	$(1,385,268)
Balance as of September 30, 2026	324,418,980	$324,419	$185,131	$57,873,693	$(62,930,226)	$(4,546,983)

Balance as of December 31, 2024	307,960,508	$307,961		$54,101,897	$(57,255,761)	$(2,845,903)
Employee director stock options exercised on a cashless basis	44,000	44		(44)	-	-
Issuance of common stock and warrants on the conversion of notes	625,000	625		49,375	-	50,000
Stock based compensation recognized under the employee, director plan	-	-		88,165	-	88,165
Net Income (Loss)					(243,833)	(243,833)
Balance as of March 31, 2025	308,629,508	$308,630		$54,239,393	$(57,499,594)	$(2,951,571)
Issuance of common stock for services	415,975	416		41,181	-	41,597
Issuance of 250,000 warrants for services	-	-		22,936	-	22,936
Issuance of 200,000 warrants for interest	-	-		18,149	-	18,149
Employee director stock options exercised on a cashless basis	106,687	106		(106)	-	-
Warrants exercised	125,000	125		6,125		6,250
Stock based compensation recognized under the employee, director plan	-	-		351,322	-	351,322
Issuance of common stock and warrants for cash through private placements	2,600,000	2,600		257,400	-	260,000
Net Income (Loss)	-	-		-	(920,752)	(920,752)
Balance as of June 30, 2025	311,877,170	$311,877		$54,936,400	$(58,420,346)	$(3,172,069)
Issuance of common stock for services and capitalized property and equipment	862,441	862		96,528	-	$97,390
Issuance of 50,000 warrants for interest	-	-		6,328	-	6,328
Employee director stock options exercised on a cashless basis	233,721	234		(234)	-	-
Issuance of common stock and warrants for cash through private placements	1,750,000	1,750		173,250	-	175,000
Stock based compensation recognized under the employee, director plan	-	-		258,562	-	258,562
Net Income (Loss)	-	-		-	$(422,547)	$(422,547)
Balance as of September 30, 2025	314,723,332	$314,723		$55,470,834	$(58,842,893)	$(3,057,336)

The accompanying notes to the Condensed Financial Statements are an integral part of these statements.

Blue Biofuels, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net income (loss)	$(2,799,864)	$(1,587,132)
Reconciliation of net income (loss) to net cash used in operating activities
Depreciation and amortization	88,914	127,440
Stock based compensation	1,356,219	754,256
Issuance of warrants for interest	27,615	24,477
Gain on extinguishment of accounts payable	(97,500)	-
Changes in operating assets and liabilities
Prepaid expenses	(500)	(300)
Accounts payable and accrued liabilities	(15,476)	(49,371)
Accounts payable and accrued liabilities — related party	(37,167)	-
Deferred wages and directors’ fees — related party	488,949	282,090
Interest payable - related party	(43,013)	(9,219)
Right of use lease	2,605	5,067
Net cash used in operating activities	(1,029,218)	(452,692)

Cash flows from investing activities
Purchase of property and equipment	(105,090)	(68,899)
Payment of deposit on property	(40,000)	(50,000)
Payment of patent and trademark costs	(7,919)	(8,262)
Net cash used in investing activities	(153,009)	(127,161)

Cash flows from financing activities
Proceeds from exercise of warrants	127,500	6,250
Proceeds from the issuance of notes payable - related party	260,000	185,000
Proceeds from the issuance of convertible notes - related party	115,000	-
Proceeds from the issuance of convertible notes - other	274,000	-
Proceeds from issuance of common stock	347,000	435,000
Net cash provided by financing activities	1,123,500	626,250

Net increase (decrease) in cash and cash equivalents	(58,727)	46,397

Cash and cash equivalents at beginning of the period	65,200	48,797
Cash and cash equivalents at end of the period	$6,473	$95,194

Non-cash Financing and Investing Activities
Issuance of common stock for patent and trademark costs	$-	$38,463
Issuance of common stock for property and equipment	$-	$67,253
Issuance of common stock on the conversion of notes payable	$100,630	$50,000

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

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenue since inception and has incurred losses since inception. As of September 30, 2026, the Company has incurred accumulated deficit of $62,930,226. The Company expects to incur significant additional losses and liabilities in connection with its start-up and commercialization activities. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses. These financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There are no assurances that the Company will continue as a going concern.

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

Operating results for the three and nine months ended September 30, 2026, may not be indicative of full year 2026 results.

In management’s opinion, the accompanying condensed financial statements contain all adjustments necessary for a fair statement of our financial position as of September 30, 2026, and our results of operations, changes in stockholders’ deficit and cash flows for the three and nine months ended September 30, 2026 and 2025.

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

For the three and nine months ended September 30, 2026, and 2025, all potentially dilutive securities were excluded from the computation of diluted net loss per share because the Company was in a net loss position and their effect would have been antidilutive. As of September 30, 2026, the potentially dilutive securities excluded from the computation totaled 96,337,829 common shares issuable upon the exercise of outstanding warrants and vested options and the conversion of outstanding convertible notes.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	Life	September 30, 2026	December 31, 2025
Building and Improvements	15	$9,370	$9,370
Construction and Engineering	10	171,817	171,817
Machinery and Equipment	10	936,168	831,079
Furniture and Fixtures	5	13,596	13,596
Computer Equipment	3	11,825	11,825
		1,142,776	1,037,687
Less Accumulated Depreciation		$(568,257)	$(482,578)
Property and Equipment		$574,519	$555,109

Total depreciation expense was $26,407 and $85,679 for the three and nine months ended September 30, 2026 and $30,339 and $90,392 for the three and nine months ended September 30, 2025.

NOTE 5 – PATENTS AND TRADEMARKS

The Company has obtained three patents and has applied for six more patents on its technology, and has also applied for international patents. The Company has obtained one trademark and has four more pending. The following is a summary of the Company’s patents and trademarks at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Trademarks issued	$8,340	$8,340
Patents issued	86,259	86,259
Patents and trademarks issued, at cost	94,599	94,599
Accumulated amortization	(28,396)	(25,161)
Net balance of issued patents and trademarks	$66,203	$69,438
Patents and trademarks pending	268,310	260,391
TOTAL PATENTS AND TRADEMARKS	$334,513	$329,829

Amortization expenses for patents and trademarks for the three and nine months ended September 30, 2026, were $1,078 and $3,235 and for 2025 were $1,078 and $37,048, respectively. Estimated amortization expense for the years subsequent to September 30, 2026, is as follows:

Year ending December 31,
2026 remaining	$1,078
2027	4,313
2028	4,313
2029	4,313
2030	4,313
Thereafter	39,533
TOTAL	$57,863

NOTE 6 – DEBT

Notes Payable – Related Party

From 2023 to 2025, the Company borrowed a total of $1,325,000 from board member Chris Kneppers. The notes are now payable on the earliest of the date on which the Company (1) uplists to the Nasdaq or NYSE; (2) receives $5 million in equity financing; or (3) begins generating revenue from its first facility. In lieu of interest, the Company will pay Mr. Kneppers 100% of the outstanding loan balance due him contingent upon the financing of the first plant. All interest and loan amounts automatically come due upon a change of control of the Company or if the Company files for bankruptcy under Chapter 11 or Chapter 7. During the nine-month period ended September 30,2026, the Company borrowed an additional $260,000 from Mr. Kneppers with the same terms. The total debt due as of September 30, 2026, is $1,585,000. At September 30, 2026 and December 31, 2025, accrued interest payable to Mr. Kneppers is $46,651, and $46,651, respectively.

Convertible Notes Payable – Related Party

In May, June, and July 2026, the Company entered into four convertible notes with board members for a total of $115,000. They convert into shares of common stock in 6-months from the date of issue at $0.10 per share or a lower price if the Company has an equity financing at a lower price during the 6-month period.

In June and November 2023, the Company entered two long-term convertible notes with board member Edmund Burke with principal amounts of $25,000 and $15,000, respectively, to be repaid when the Company receives an equity investment of at least $3 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 307,692 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 80,000 warrants having a strike price of $0.15 and an expiration of 5 years every twelve months in lieu of interest. During the nine months ended September 30, 2026 and 2025, 80,000 and 50,000 warrants with a fair value of $7,926 and $6,328 respectively, were issued to Mr. Burke (see Note 7). The fair value of these warrants is included in interest expense – related parties on the statement of operations.

In April 2023, the Company entered a separate long-term convertible note with board member Mr. Burke, with a principal balance of $150,000, to be repaid when the Company receives an equity investment of at least $1.5 million. The notes may convert into common stock at $0.13/share at the option of the holder for a total of 1,153,846 shares. Until repayment, the note agreement requires the Company to issue to Mr. Burke 100,000 warrants having a strike price of $0.15 and an expiration of 5 years every nine months in lieu of interest. During the nine months ended September 30, 2026 and September 30, 2025, 200,000 and 200,000 warrants with a fair value of $19,689 and $18,149 respectively, were issued to Mr. Burke (see Note 7). The fair value of these warrants is included in interest expense – related parties on the statement of operations.

Convertible Notes Payable – Other

In 2026, the Company received $149,000 from an unrelated party in exchange for two notes payable. Both notes are due 12 months from the date of issuance and bear no interest. All automatically convert into shares at $0.09 per share or a lower price if a subsequent equity raise over the 12-month period is done at a lower price. The first note, with a principal amount of $110,000 is dated August 11, 2026; the second note, with a principal amount of $39,000 is dated September 17, 2026. Together, if converted at 9 cents per share, would convert into 1,655,556 shares.

In 2026, the Company received $125,000 from an unrelated party in exchange for two notes payable. The first note, with principal amount of $100,000 dated April 22, 2026, is due 12 months from the date of issuance and provides for a $10,000 premium payable at maturity in addition to the principal. At the option of the holder, in lieu of repayment and premium, the holder may elect to convert into shares at $0.10 per share or a lower price if a subsequent equity raise over the term of the loan is at a lower price. The second note for $25,000 is dated May 28, 2026, and automatically converts into shares at $0.10 per share at the end of nine months or a lower price if a subsequent equity raise over the 6-months is done at a lower price.

Legacy Notes Payable – Other

Pursuant to the Company’s Chapter 11 Plan of Reorganization confirmed on September 18, 2019, the Company restructured several outstanding notes payable and convertible debentures into fixed settlement obligations. Under the terms of the confirmed Plan, the original terms, interest rates, and conversion features were terminated in exchange for a combined settlement of $320,630, payable solely out of the Company’s future gross revenues or a percentage thereof. In May, 2026, the Company negotiated to payoff $100,630 for 670,868 shares at the trading price of $0.15 per share. As of September 30, 2026, and December 31, 2025, the remaining aggregate balance of these obligations is $220,000 and $320,630, respectively.

A summary of all Notes that remain including those indicated in the Notes above is as follows:

Notes Payable	September 30, 2026	December 31, 2025
Current Convertible Notes — Related Party	$115,000	$-
Current Convertible Notes — Other	274,000	-
Long Term Convertible Notes Payable – Related Party	190,000	190,000
Long-Term Notes Payable – Related Party	1,585,000	1,325,000
Long Term Legacy Notes Payable from future revenue	220,000	320,630
TOTAL NOTES	$2,384,000	$1,835,630

As of September 30, 2026, any note that is due at a specific point in time automatically converts into equity if not already paid off. $220,000 will be paid from future gross revenues.

At September 30, 2026, there are $579,000 in convertible notes that, if converted, would convert into 5,517,094 shares.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2026, the Company issued an aggregate of 1,660,000 shares of common stock for services, consisting of 1,000,000 shares issued to a related party and 660,000 shares issued to unrelated parties. During the nine months ended September 30, 2025, the Company issued 1,278,416 shares of common stock for services and for equipment to unrelated parties. These shares were valued at $166,250 and $138,987, respectively, based on the trading price of the Company’s common stock on the respective dates of issuance.

During the nine-months ended September 30, 2026, and 2025, in connection with the exercise of warrants, the Company issued 1,300,000 and 125,000 shares, respectively, of its common stock for $127,500 and $6,250, respectively.

During the nine-months ended September 30, 2026, and 2025, the Company issued 2,916,000 and 4,350,000 shares and warrants in private placements, respectively, for proceeds of $347,000 and $435,000.

During the nine-months ended September 30, 2026, and 2025, the Company issued 670,868 and 0 shares, respectively, for the settlement of legacy notes valued at $100,630 and $0, using a trading price on the date of settlement of $0.15 per share.

During the nine-months ended September 30, 2026, and 2025, the Company issued 0 and 384,408 shares, respectively, for the exercise of stock options on a cashless basis.

Warrants:

During the nine-month period ended September 30, 2026 and 2025, the Company issued 280,000 and 250,000 warrants for interest with a fair value of $27,615 and $24,477 respectively.

A summary of warrant activity for the year ended December 31, 2025 and nine months ended September 30, 2026 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2024	27,446,495	$0.21
Issued in connection with:
Common stock units sold for cash	6,830,000	0.16
Services	266,000	0.12
Debt-related interest	250,000	0.15
Debt conversion	625,000	0.10
Expired	(500,000)	0.20
Exercised	(750,000)	0.09
Balance, December 31, 2025	34,167,495	0.20
Issued in connection with:
Common stock units sold for cash	2,916,000	0.17
Services	50,000	0.15
Debt-related interest	280,000	0.15
Exercised	(1,300,000)	0.10
Expired	(3,350,000)	0.20
Balance, September 30, 2026	32,763,495	0.20

Warrants outstanding at September 30, 2026 have a weighted average exercise price of $0.20 and a weighted average remaining term of 2.5 years.

Stock Options:

During the three month period ended September 30, 2026, and 2025, the Company recognized $805,834 and $258,562 of stock based compensation, respectively. Of this amount, $265,272 (2025: $55,820) was classified as general and administrative expense and $540,562 (2025: $202,742) was classified as research and development expenses.

During the nine-month period ended September 30, 2026 and 2025, the Company recognized $1,189,969 and $698,050 of stock based compensation, respectively. Of this amount, $430,806 (2025: $293,955) was classified as general and administrative expense and $759,163 (2025: $404,095) was classified as research and development expenses.

A summary of option activity for the year ended December 31, 2025, and nine months ended September 30, 2026, is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2024	88,971,571	$0.13
Options granted	12,774,470	0.12
Options expired	(3,658,335)	0.15
Options exercised	(650,000)	0.06
Balance, December 31, 2025	97,437,706	0.13
Options granted	26,360,001	0.12
Options expired	(10,000)	0.15
Options exercised	-	-
Balance, September 30, 2026	123,787,707	0.13
Vested, September 30, 2026	58,057,240	0.13

The weighted average remaining life of outstanding and vested options is 6.6 years and 5.6 years, respectively. At September 30, 2026, outstanding vested options had an intrinsic value of $92,250, and the total intrinsic value of all options is $157,350.

At September 30, 2026, remaining compensation to be recognized as future vesting of stock options is approximately $5.3 million of which approximately $0.8 million will vest in 2026, $4.5 million in subsequent years.

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

Anti-dilution option commitment. Under the same June 24, 2026 Board action, the Company is committed to grant additional options to its officers and managers (Ben Slager, Anthony Santelli, Kevin Hissem, and Eric Libra) upon each future issuance of equity, or conversion of convertible instruments, in order to maintain their fully-diluted ownership percentages of 10%, 7%, 4%, and 2.5%, respectively, through the next $50 million of equity raised from that date. Any such options will have an exercise price equal to the fair market value of the common stock on the closing date of the related financing and will vest in equal quarterly installments over two years. Because the number of options to be issued is not determinable until each financing closes, no compensation cost has been recognized for these future grants, which will be measured and recognized as the awards are granted.

Black Scholes Model Variables:

The fair value associated with warrants and options issued during the nine months ended September 30, 2026, and 2025, were valued on the date of issuance or modification.

The following assumptions were used in calculations of the Black-Scholes option pricing models for option and warrant-based stock compensation issued in the nine months ended September 30, 2026, and 2025:

	September 30, 2026	September 30, 2025
Exercise price	$0.115 - 0.18	$0.11 – 0.15
Risk-free interest rate	3.74% - 4.77%	3.81% - 4.54%
Expected term (in years)	5.0 to 10.0	5.0 to 10.0
Expected share price volatility	83.73 - 102.26%	106.12 - 109.69%
Expected dividend yield	0.0% - 0.0%	0.0% - 0.0%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. The Company is not in any litigation at this time.

Leases

The Company currently leases office and laboratory space in Palm Beach Gardens, FL, that is classified as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed balance sheet. The lease has a term of five years, expires on October 31, 2029, and has escalating monthly payments range from $9,100 to $10,242. At inception, the lease was classified as an operating lease and the Company recorded a ROU lease asset and liability of $452,132 and $452,132, respectively, at a discount rate of 10%. Rent expense for the three and nine months ending September 30, 2026, $42,387 and $133,531, and for 2025 were $29,635 and $129,544, respectively, which is expensed as part of general and administrative expenses in the statement of operations.

At September 30, 2026, minimum lease payments to be paid by the Company are as follows:

Remainder of 2026	$28,683
2027	116,434
2028	119,928
2029	102,426
Total lease payments	367,471
Less imputed interest	(53,048)
Present value of lease liabilities	314,423
Current portion	(88,083)
Long term portion	$226,340

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party transactions with the Company are as follows:

Deferred salaries and directors’ fees. The Company’s officers and directors have historically received less than their full salaries and fees, with the unpaid amounts accrued as deferred compensation. During 2024, the Board of Directors approved annual salaries, retroactive to August 1, 2023, of $525,000 for CEO Ben Slager and $325,000 for CFO Anthony Santelli, much of which continues to be accrued rather than paid on a consistent basis. As of September 30, 2026 and December 31, 2025, the aggregate liability for deferred wages and directors’ fees due to related parties was $3,014,084 and $2,525,135, respectively, and is reported as Deferred Wages and Directors’ Fees – Related Party in the accompanying condensed balance sheets. A board resolution passed on February 13, 2020 pledged the Company’s patents and pending patents to secure the back-pay claims of Mr. Slager, Mr. Santelli, and Director Charles Sills in order to support their continued involvement while they receive less than full salaries.

Interest on deferred amounts and related contingent bonuses. Effective April 1, 2024, the Board approved ceasing the accrual of interest on officer back pay and directors’ fees. In lieu of interest, the Company will pay an additional $25,000 to each director contingent upon the financing of the first commercial plant or a successful uplisting to the NYSE or Nasdaq. In addition, a performance bonus equal to 100% of the outstanding back-pay balance due to Mr. Slager and Mr. Santelli is payable contingent upon the financing of the first plant. These amounts become due automatically upon a change of control or a filing by the Company for protection under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code. Because payment of these amounts was not probable as of September 30, 2026, no liability has been recorded for them.

Notes and other financing. Short-term notes payable, convertible notes, and long-term notes issued to related parties are described in Note 6.

Anti-dilution compensation — restricted stock units. In June 2024, the Board approved partial anti-dilution compensation for CEO Ben Slager, CFO Anthony Santelli, and Director Chris Kneppers, payable in restricted stock units and options equal to 4%, 3%, and 3%, respectively, of the equity and warrants issued to investors on the next $50 million of equity raised, as consideration for deferring salary or lending funds to the Company. These units are issuable as the Company raises capital through the sale of its common stock. As of September 30, 2026, the amounts issuable were 419,440 RSUs to Mr. Slager, 314,580 RSUs to Mr. Santelli, and 314,580 RSUs to Mr. Kneppers; none of these RSUs had been issued. Their fair value is $185,131, (of which $59,453 is expensed as research and development and $125,678 as general and administrative expenses), and was recognized during the nine-month period ended September 30, 2026. In June 2026, the Board replaced the option portion of this arrangement for Slager and Santelli with the anti-dilution option package described below and with a stock and option issuance for Mr. Kneppers, and no options will be issued under the prior arrangement to them; no compensation cost had been recognized for the replaced options.

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

Director introduction compensation. Effective August 28, 2024, each director who is not an officer is entitled to receive 3.5% in cash and 3.5% in warrants of the amount invested by any investor first introduced to the Company by that director. The warrants will be priced at the same price as any warrants offered in the related raise or, if there are none, at the closing market price on the date the funds are received, and will have a five-year term. No such cash or warrants had been earned as of September 30, 2026.

CTS production milestone bonus. On December 15, 2025, the Board approved a $500,000 bonus to Mr. Slager for achieving the milestone of producing over 500 pounds of sugar in an eight-hour day — an incentive originally offered on March 12, 2021 to upscale and commercialize the Company’s patented CTS system. This amount is accrued in Deferred Wages and Directors’ Fees – Related Party as of September 30, 2026, and December 31, 2025.

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

During the nine-month periods ended September 30, 2025, $865,000 was recognized as grant income for this grant. None was recognized during the nine-month period ended September 30, 2026, as there is no additional grant money from this grant for 2026.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has identified the following subsequent events:

The Company received $87,000 from a board member in exchange for a note with the same terms as previous notes. See Note 6, Notes Payable Related Party, above.

The Company received $186,000 for two notes from an unrelated party. These notes can be repaid or automatically convert into equity at $0.09 per share or any lower price if funds are raised at a lower price within 12 months from the date of issuance.

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

In January 2024, the Company formed a 50-50 joint venture partnership with Vertimass called VertiBlue Fuels, LLC, that has the mission to build an ethanol-to-SAF facility in Florida with the initial goal to produce around 10-25 million gallons of Sustainable Aviation Fuel (SAF), and then expand SAF production to approximately 70 million gallon per year. This facility will use the Vertimass Process that converts ethanol into sustainable aviation fuel and other renewable biofuels including bio-gasoline.

In 2025, the Company finalized the upscaling, testing, and optimizing of its CTS pilot plant and received third-party confirmation of its conversion results into sugars and ethanol.

To obtain project financing, in September 2024 and September 2025, the Company applied for two USDA loan guarantees through its Section 9003 Loan Guarantee Program: one for a $149 million loan guarantee to build a commercial-scale facility for its CTS process; and one for a $148 million loan guarantee through its joint venture VertiBlue Fuels, LLC, to build a commercial-scale facility for the Vertimass Process. According to the USDA’s specification in its Section 9003 Loan Guarantee Program, to obtain these loan guarantees for first-of-a-kind commercial-scale renewable technology projects, companies need to complete an integrated demonstration unit (IDU) for each technology and run them for 120 days using the same feedstock as anticipated in a commercial facility, and having the products meet the technical requirements outlined.

In 2026, the Company has designed integrated demonstration units for both its CTS technology to make cellulosic ethanol from king grass, and the Vertiblue Fuels ethanol-to-SAF facility.

The Company has also obtained an LOI with Ben Hill Griffin to grow sufficient king grass for the Company’s first cellulose-to-ethanol facility.

Plan of Operation

The total process from cellulosic feedstock to SAF consists basically of three steps:

1)	Grow and harvest king grass nearby our commercial facility;
2)	Convert the king grass to fermentable sugars (CTS) and ferment the cellulosic sugars into cellulosic ethanol;
3)	Convert the ethanol into SAF and related products. This third step happens with the Vertimass technology which the Company has licensed and also has a joint venture in VertiBlue.

The Company is in the process of seeking funding to build its IDUs and run them for 120 days with an independent engineering firm analyzing the data and reporting it back to the USDA. Upon the success of these IDUs, the Company will engineer and design its full-scale commercial volume systems (cellulose-to-ethanol and ethanol-to-SAF) and obtain permits and the financing, along with the USDA loan guarantees, to build the facilities.

The plan is to build the Company’s first CTS technology factory at the same time and location in Frostproof, FL as the VertiBlue ethanol-to-SAF factory and feed cellulosic ethanol to make SAF. Making SAF from cellulose should generate the large D7 RIN and other government credits. Commencing commercial production will require project financing.

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

Capital Formation

From January 1, 2026, through the date of filing, the Company issued an aggregate of 1,660,000 shares of its common stock for services valued at $166,250.

From January 1, 2026, through the date of filing, the Company issued an aggregate of 280,000 warrants for interest on notes to a related party.

From January 1, 2026, through the date of filing, the Company issued an aggregate of 2,916,000 shares and warrants for $347,000 in a private placement.

From January 1, 2026, through the date of filing, the Company issued an aggregate of 1,300,000 shares for the exercise of warrants and received proceeds of $127,500.

From January 1, 2026, through the date of filing, the Company issued 670,868 shares of common stock for the settlement of legacy debt.

From January 1, 2026, through the date of filing, 10,607,916 options vested. During the nine months ended September 30, 2026, the Company recognized stock-based compensation of $1,004,838 in connection with the expensing of unvested options.

From January 1, 2026, through the date of filing, 10,000 vested options expired.

From January 1, 2026, through the date of filing, 3,350,000 warrants expired.

Going Concern

The Company has incurred losses since inception, has a working capital deficiency, and may be unable to raise further capital. As of September 30, 2026, the Company had a working capital deficit of $3,659,437 and had incurred accumulated losses of $62,930,226 since its inception. The Company expects to incur significant additional losses in connection with its continued start-up activities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern based upon recurring operating losses and its need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate sufficient revenues from its operations to pay its operating expenses.

Results of Operations

Comparison of the three and nine month period ended September 30, 2026 to September 30, 2025

For the three and nine months ended September 30, 2026, the Company recognized $0 in revenue as opposed to $0 in 2025.

For the three months ended September 30, 2026, the Company’s general and administrative expenses increased by $204,615 to $555,192 from $350,577 in 2025. This increase is primarily due to an increase in equity-based compensation from $55,820 in 2025 to $265,272 in 2026.

For the nine months ended September 30, 2026, the Company’s general and administrative expenses increased by $107,376 to 1,227,185 from $1,119,809 in 2025. This increase is primarily due to an increase in equity-based compensation from $293,955 in 2025 to $430,806 in 2026.

Interest expense decreased in the quarter ended September 30, 2026, by $2,700 to $3,623 from $6,323 in 2025.

Interest expense increase in the nine months ended September 30, 2026, by $3,145 to $27,615 from $24,470 in 2025.

Research and development (R&D) costs for the quarter ended September 30, 2026, were $826,453, an increase of $340,776 from $485,677 in 2025. The increase is primarily due to an increase in equity-based compensation from $202,742 to $540,562 in 2026.

Research and development (R&D) costs for the nine months ended September 30, 2026, were $1,642,564, an increase of $334,711 from $1,307,853 in 2025. The increase is primarily due to an increase in equity-based compensation from $404,095 to $759,163 in 2026.

Liquidity and Capital Resources

Liquidity

As of September 30, 2026, the Company had $6,473 in cash and cash equivalents, and total stockholders’ deficit on September 30, 2026, was $4,546,983. As of December 31, 2025, the Company had $65,200 in cash and cash equivalents, and total stockholders’ deficit at December 31, 2025, was $3,706,083. Total debt, including convertible notes and other notes payable at September 30, 2026, together with legacy liabilities, was $2,384,000 an increase of $548,370 from December 31, 2025, where it stood at $1,835,630. This increase is primarily attributable to an increase in notes payable and convertible notes payable to related parties of $375,000.

During the nine months ended September 30, 2026, the Company’s net cash used in operating activities was $1,029,218 compared to $452,692 in the nine months ending September 30, 2025. This is primarily attributed to a higher net loss in 2026 due to grant income in 2025.

During the nine months ended September 30, 2026, the Company generated an aggregate of $1,123,500 versus $626,250 through its financing activities in the nine months ended September 30, 2025, which is an increase of $497,250. This increase from the prior year can primarily be attributed to net proceeds of $649,000 in notes and $127,500 from the exercise of warrants versus $185,000 and $6,250, respectively, for 2025.

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

As of the date of this filing, in 2026 the Company has raised $474,500 through the issuance of shares and $877,000 from the issuance of notes. The Company previously raised $17,974,375 in shares and $2,245,916 through converted notes and $1,515,000 in debt or convertible notes since inception. However, there is no guarantee that the Company will be able to raise any additional capital on terms acceptable to the Company.

The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to reevaluate and revise its operations.

Equity

As of September 30, 2026, shareholders’ deficit was $4,546,983.

There were 324,418,980 shares of common stock issued and outstanding as of September 30, 2026.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2026. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to litigation, claims and suits arising in the ordinary course of business. As of the date of filing, there are no material claims or suits whose outcomes could have a material effect on the Company’s financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Below is a list of securities sold by the Company from January 1, 2026, through the date of filing which were not registered under the Securities Act.

Entity	Date of Investment	Title of Security	Amount of Securities Sold	Consideration
Larry Chimerine	01/05/26	Common Stock	200,000	Purchase @ $0.125 per share
Anthony Santelli, Sr.	01/20/26	Common Stock	625,000	Exercise of Warrants
Mark Monahan	02/04/26	Common Stock	400,000	Purchase @ $0.125 per share
Joe Galbo	02/10/26	Common Stock	10,000	Stock for Services
Anthony Santelli, Sr.	02/24/26	Common Stock	625,000	Exercise of Warrants
David Bolton	03/06/26	Common Stock	416,000	Purchase @ $0.125 per share
Anthony Santelli, Sr.	03/26/26	Common Stock	800,000	Purchase @ $0.125 per share
Chris & Pamela Jemapete	05/12/26	Common Stock	400,000	Purchase @ $0.125 per share
Chris & Pamela Jemapete	05/12/26	Common Stock	670,868	Conversion of Notes
Randall Brodsky	06/18/26	Common Stock	50,000	Stock for Services
Randall Brodsky	06/22/26	Common Stock	200,000	Purchase @ $0.10 per share
Steven Segar	06/24/26	Common Stock	500,000	Purchase @ $0.10 per share
Chris Kneppers	06/30/26	Common Stock	750,000	Stock for Services
Mark Cox	07/02/26	Common Stock	50,000	Exercise of Warrants
AG Global Partners	07/16/26	Common Stock	600,000	Stock for Services
Chris Kneppers	09/30/26	Common Stock	250,000	Stock for Services

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

Date November 13, 2026

By	/s/ Anthony Santelli
Anthony Santelli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date November 13, 2026

